Form 10-K
period 2026-03-31
TOP Financial Group Ltd
filed 2026-07-07
CIK 1848275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-41407

TOP Financial Group Limited

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Cecil Street, #13-05 Tong Eng Building, Singapore 069533

(Address of principal executive offices) (Zip Code)

+65 6252 8998

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Class A Ordinary Shares, par value $0.001 per share | Trading Symbol: TOP | Name of each exchange: The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company that prepares its financial statements in accordance with U.S. GAAP, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of ordinary shares held by non-affiliates as of September 30, 2025 (last business day of registrant’s most recently completed second fiscal quarter): US$9,240,000

Shares outstanding as of July 6, 2026: 33,553,455 Class A Ordinary Shares and 10,000,000 Class B Ordinary Shares.

EXPLANATORY NOTE

TOP Financial Group Limited (the “Company”) is a “foreign private issuer” as defined in Rule 3b-4 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although the Company qualifies as a foreign private issuer and is therefore eligible to report on the forms and under the rules available to foreign private issuers (including Form 20-F), the Company has elected to file this Annual Report on Form 10-K, and otherwise to report, under the forms and rules applicable to domestic U.S. registrants. The Company is making this filing voluntarily; nothing in this Annual Report on Form 10-K is intended to, or shall be deemed to, constitute a determination that the Company has ceased to qualify as a foreign private issuer. The consolidated financial statements included in this Annual Report on Form 10-K are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

i

PART I

Item 1. Business

Recent Developments

Acquisition of Zhong Yang Financial Services Limited

On July 9, 2025, the Company and ZYNL (BVI) Limited (“ZYNL”), a subsidiary of the Company, entered into a Share Purchase Agreement with Zhong Yang Financial Services Limited (the “Target”) and the sole shareholder of the Target. The sole shareholder is a company incorporated under the laws of Hong Kong, of which a family member of Ms. Junli Yang, the Chairwoman of the Board, and Ms. Yung Yung Lo, the Chief Financial Officer, hold 71.50% and 8.30% equity interests, respectively. Pursuant to the agreement, ZYNL agreed to purchase 100% of the equity interest in the Target for a total purchase price of HKD500,000 (approximately US$63,750). See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Change of Corporate Headquarters

In August 2025, the Company relocated its corporate headquarters to Singapore. See “Item 2. Properties.”

Private Placement

In March 2026, the Company entered into a securities purchase agreement with certain investors for a private placement of units, each consisting of one Class A Ordinary Share and two warrants to purchase Class A Ordinary Shares at a price per unit of US$0.37308, from which the Company expected to receive aggregate gross proceeds of approximately US$80 million. The Company expected to receive aggregate gross proceeds of approximately US$80 million from the offering, and no placement agent was engaged. The warrants have an exercise price of US$0.4477 per share, representing 120% of the per-unit purchase price. No placement agent was engaged. On May 5, 2026, the Company and the purchasers entered into Supplement No. 1 to the securities purchase agreement. See “Item 5. Market for Registrant’s Ordinary Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities — Recent Sales of Unregistered Securities.”

Nasdaq Minimum Bid Price Deficiency

On April 28, 2026, the Company received a notification from The Nasdaq Stock Market LLC that, because the closing bid price of its Class A Ordinary Shares had been below US$1.00 per share for the previous 30 consecutive business days, the Company no longer met the minimum bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2), and was provided a compliance period of 180 calendar days, or until October 26, 2026, to regain compliance. See “Item 1A. Risk Factors.” On June 17, 2026, the Company received written notification from The Nasdaq Stock Market LLC confirming that for the 10 consecutive business days from June 3, 2026 to June 16, 2026, the closing bid price of the Company’s Class A Ordinary Shares was at $1.00 per share or greater. Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2), and that this matter is now closed.

Increase in Authorized Share Capital and Approved Share Consolidation

At an extraordinary general meeting held on May 27, 2026, the Company’s shareholders approved an increase of the Company’s authorized share capital from US$1,000,000 to US$20,000,000 (comprising 18,000,000,000 Class A Ordinary Shares and 2,000,000,000 Class B Ordinary Shares, each of par value US$0.001), reflected in the Third Amended and Restated Memorandum and Articles of Association that became effective on May 27, 2026, and a consolidation of the Company’s issued and unissued ordinary shares at a ratio of between 1-for-2 and 1-for-20, to be implemented at the discretion of the board of directors at any time prior to May 27, 2027.

Registered Direct Offering

In June 2026, the Company entered into a securities purchase agreement dated June 19, 2026 with certain investors for the sale of up to 6,441,012 Class A Ordinary Shares in a registered direct offering pursuant to a takedown from the Company’s effective shelf registration statement on Form F-3, at an offering price of US$0.45645 per Class A Ordinary Share, for aggregate gross proceeds of US$2,939,999.93 (approximately US$2.94 million).

4.A. History and Development of the Company

Corporate Structure

The following diagram illustrates the corporate structure of TOP Financial Group Limited and its subsidiaries as of the date of this annual report:

Our Subsidiaries and Business Functions

ZYSL (BVI) was formed as the investment holding company of ZYSL under the laws of the British Virgin Islands on August 29, 2019 as part of the reorganization. It does not engage in any material operation. It is a direct subsidiary of TFGL.

ZYCL (BVI) was formed as the investment holding company of ZYCL under the laws of the British Virgin Islands on August 29, 2019 as part of the reorganization. It does not engage in any material operation. It is a direct subsidiary of TFGL.

ZYAL (BVI) was formed under the laws of the British Virgin Islands on January 7, 2021. It is a holding company and does not engage in any material operation. It is a direct subsidiary of TFGL.

ZYTL (BVI) was formed under the laws of the British Virgin Islands on January 12, 2021. It is a holding company and does not engage in any material operation. It is a direct subsidiary of TFGL.

ZYNL (BVI) was formed under the laws of the British Virgin Islands on January 20, 2021. It is a holding company and does not engage in any material operation. It is a direct subsidiary of TFGL.

ZYPL (BVI) and ZYXL (BVI) were formed under the laws of the British Virgin Islands on July 14, 2022. Each of ZYPL (BVI) and ZYXL (BVI) is a holding company and does not engage in any material operation and each is a direct subsidiary of TFGL.

ZYFL (BVI) and ZYIL (BVI) were formed under the laws of the British Virgin Islands on November 11, 2022. Each of ZYFL (BVI) and ZYIL (BVI) is a holding company and does not engage in any material operation and each is a direct subsidiary of TFGL.

ZYSL was formed in accordance with laws and regulations of Hong Kong on April 22, 2015 with a registered capital of HKD 18,000,000 (approximately US$2.3 million). ZYSL is a limited liability corporation licensed with HKSFC to carry out regulated activities including Type 1 Dealing in Securities and Type 2 Dealing in Futures Contracts. It is a direct subsidiary of ZYSL (BVI) and an indirect subsidiary of TFGL.

ZYCL was established in accordance with laws and regulations of Hong Kong on September 29, 2016 with a registered capital of HKD 5,000,000 (approximately US$0.6 million). ZYCL is a limited liability corporation licensed with the HKSFC to carry out regulated activities Type 4 Advising on Securities, Type 5 Advising on Futures Contracts and Type 9 Asset Management. It is a direct subsidiary of ZYCL (BVI) and an indirect subsidiary of TFGL.

WIN100 TECH was formed under the laws of the British Virgin Islands on May 14, 2021. WIN100 TECH is a Fintech development and IT support company. It provides trading solutions for clients trading on the world’s major derivatives and stock exchanges. It is a direct subsidiary of ZYTL (BVI) and an indirect subsidiary of TFGL.

WIN100 WEALTH was formed under the laws of the British Virgin Islands on July 21, 2021. WIN100 WEALTH borrowed $13.5 million from TGFL in the form of intra-company loans and invest such amount in financial products. It is a direct subsidiary of ZYIL (BVI) and an indirect subsidiary of TFGL.

Winrich Finance was formed under the laws of Hong Kong on February 24, 2023. Winrich Finance is a licensed money lending company governed by the Money Lenders Ordinance in Hong Kong. It is a direct subsidiary of ZYFL (BVI) and an indirect subsidiary of TFGL.

WIN100 MANAGEMENT was formed under the laws of the British Virgin Islands on March 19, 2024. It does not engage in any material operation. We plan to apply the Approved Manager from British Virgin Island Financial Services Commission through WIN100 MANAGEMENT. It is a direct subsidiary of ZYIL (BVI) and an indirect subsidiary of TFGL.

TOP 500 was formed under the laws of Australia on October 22, 2008. TOP 500 owns an Australian Financial Services License (AFSL: 328866). It does not have any material operation as of the date of this annual report. We plan to provide financial services in Australia that includes arranging or providing financial advice on financial products such as derivatives, foreign exchange contracts, stock and bond issuance etc. through TOP 500. It is a direct subsidiary of ZYAL (BVI) and an indirect subsidiary of TFGL.

TOP ASSET MANAGEMENT was formed under the laws of Singapore on November 28, 2022. It does not engage in any material operation. We plan to register with the Monetary Authority of Singapore as a Registered Fund Management Company to carry out Fund Management services. It is a direct subsidiary of ZYXL (BVI) and an indirect subsidiary of TFGL.

TOP FINANCIAL was formed under the laws of Singapore on November 28, 2022. TOP FINANCIAL acquired the CMS license from the Monetary Authority of Singapore to carry out regulated activities in Dealing in Capital Market in June 2025. It is a direct subsidiary of ZYPL (BVI) and an indirect subsidiary of TFGL.

TOP Solar was formed under the laws of the Cayman Islands on September 23, 2024. It does not engage in any material operation.

Winrich Trust was formed under the laws of the Hong Kong on July 3, 2025. It does not engage in any material operation.

ZYFSL was formed under the laws of the Hong Kong on October 2, 2015. On July 9, 2025, TFGL and ZYNL (BVI) entered into a Share Purchase Agreement with ZYFSL and the sole shareholder of ZYFSL. The sole shareholder of ZYFSL is a company incorporated under the laws of Hong Kong, of which a family member of Ms. Junli Yang, the Chairwoman of the Board of Directors of the Company, and Ms. Yung Yung Lo, the Chief Financial Officer of the Company, hold 71.50% and 8.30% equity interest, respectively. The agreement was negotiated at arm’s length and has been approved by the Audit Committee of the Board of Directors of the Company. Pursuant to the Agreement, ZYNL (BVI) purchased 100% of the equity interest in ZYFSL for a total purchase price of HKD500,000 (approximately USD63,750). As a result, ZYFS has become a wholly owned subsidiary of ZYNL (BVI). We plan to provide financial and trust services in Hong Kong through ZYFSL. We plan to register with the Companies Registry of Hong Kong as a registered Trust or Company Service Providers (“TCSPs”) to carry out trust or company service business in Hong Kong.

TRIUMPH was formed under the laws of British Virgin Islands on January 9, 2026. It does not engage in any material operation.

PLUMP was formed under the laws of British Virgin Islands on January 9, 2026. It does not engage in any material operation.

Corporate History

We established ZYSL as a company with limited liability under the laws of Hong Kong and commenced our securities and futures brokerage business after obtaining licenses from the HKSFC on March 4, 2016 and October 18, 2016, respectively. To expand our services into asset management services, we obtained the relevant HKSFC licenses in February 2018 through our subsidiary, ZYCL.

On March 26, 2020, we carried out a series of transactions to reorganize the legal structure of the Company. As part of the reorganization, Zhong Yang Financial Group Limited (“TFGL”) was formed under the laws of the Cayman Islands and two wholly-owned British Virgin Islands subsidiaries of TFGL, ZYSL (BVI) Limited (“ZYSL (BVI)”) and ZYCL (BVI) Limited (“ZYCL (BVI)”), were then incorporated on August 29, 2019. With the approval obtained from HKSFC, the ownership interests in ZYSL and ZYCL were transferred from Zhong Yang Holdings Limited to ZYSL (BVI) and ZYCL (BVI), respectively on March 26, 2020.

In support of our plan to expand our securities and futures brokerage services to additional foreign exchanges, two new investment holding companies, namely ZYAL (BVI) Limited (“ZYAL (BVI)”) and ZYNL (BVI) Limited (“ZYNL (BVI)”), were established, under the laws of the British Virgin Islands on January 7, 2021 and January 20, 2021, respectively. ZYNL (BVI) aims at providing financial services including trust services, investor relations and marketing, and corporation and fund consultancy through acquisition of or obtain of corresponding license. ZYNL (BVI) is actively seeking suitable acquisition targets in order to obtain the relevant licenses. As of the date of this annual report, ZYNL (BVI) does not engage in any material operation.

Furthermore, on January 12, 2021, we incorporated an IT company, namely ZYTL (BVI) Limited (“ZYTL (BVI)”), under the laws of the British Virgin Islands for the purpose of strengthening our online trading platform by either the potential acquisition of a software development company or by independent development. ZYTL (BVI) does not engage in any material operation as of the date of this annual report.

On May 14, 2021, we incorporated WIN100 TECH under the laws of the British Virgin Islands. WIN100 TECH is a Fintech development and IT support company. It provides trading solutions for clients trading on the world’s major derivatives and stock exchanges.

On September 9, 2021, the sole shareholder of the Company surrendered 20,000,000 Class A Ordinary Shares of US$0.001 par value each for no consideration. In addition, on September 9, 2021, the sole shareholder of the Company approved and effected an increase of the Company’s authorized share capital from US$50,000, divided into 50,000,000 Class A Ordinary Shares of a par value of US$0.001 per share, to US$150,000, divided into 150,000,000 Class A Ordinary Shares of a par value of US$0.001 per share. All references to Class A Ordinary Shares, share data, per share data, and related information have been retroactively adjusted, where applicable, in this annual report to reflect the surrender of Class A Ordinary Shares by the sole shareholder and the increase of our authorized Class A Ordinary Shares as if these events had occurred at the beginning of the earliest period presented.

On June 3, 2022, the Company completed its initial public offering on the National Association of Securities Dealers Automated Quotations (“NASDAQ”). In this offering, 5,000,000 Class A Ordinary Shares were issued at a price of US$5.00 per share. The gross proceeds received from the initial public offering totaled US$25 million. The Offering closed on June 3, 2022 and the Class A Ordinary Shares began trading on June 1, 2022 on The Nasdaq Capital Market under the ticker symbol “TOP.”

In June 2022, the Company completed its initial public offering of 5,000,000 Class A Ordinary Shares at a price of $5.00 per share. The gross proceeds received from the initial public offering totaled USD 25 million. The Class A Ordinary Shares began trading on June 1, 2022 on The Nasdaq Capital Market under the ticker symbol “TOP.”

Effective July 13, 2022, the Company changed its name from “Zhong Yang Financial Group Limited” to “TOP Financial Group Limited”.

On July 14, 2022, we incorporated ZYXL (BVI) Limited (“ZYXL (BVI)”) and ZYPL (BVI) Limited (“ZYPL (BVI)”) under the laws of the British Virgin Islands. Each of ZYXL (BVI) and ZYPL (BVI) is a holding company and does not engage in any material operation.

On November 11, 2022, we incorporated ZYFL (BVI) Limited (“ZYFL (BVI)”) and ZYIL (BVI) Limited (“ZYIL (BVI)”) under the laws of the British Virgin Islands. Each of ZYFL (BVI) and ZYIL (BVI) is a holding company and does not engage in any material operation.

On November 28, 2022, ZYPL (BVI) incorporated TOP Financial Pte. Ltd. under the laws of Singapore.

On November 28, 2022, ZYXL (BVI) incorporated TOP Asset Management Pte. Ltd. under the laws of Singapore.

On February 9, 2023, ZYIL(BVI) completed an acquisition of WIN100 WEALTH a company formed under the laws of the British Virgin Islands, at a purchase price of $10,000 in exchange for 100% of the equity interest in WIN100 WEALTH, pursuant to a Share Purchase Agreement dated February 9, 2023 by and among the Company, ZYIL(BVI), WIN100 WEALTH and the sole shareholder of WIN100 WEALTH. The sole shareholder of WIN100 WEALTH is Junli Yang, the Chairwoman of the Board of Directors of the Company. The Agreement was negotiated at arm’s length and was approved by the Board of Directors of the Company.

On April 12, 2023, ZYAL (BVI) completed an acquisition of TOP 500 SEC PTY LTD (“TOP 500”), a company formed under the laws of Australia that owns an Australian Financial Services License (AFSL: 328866), at a purchase price of $700,000 in exchange for 100% of the equity interest in TOP 500, pursuant to a Share Purchase Agreement dated August 31, 2022 by and among the Company, ZYAL (BVI), TOP 500 and the sole shareholder of TOP 500. The sole shareholder of TOP 500 is a company controlled by Junli Yang, the Chairwoman of the Board of Directors of the Company. The Agreement was negotiated at arm’s length and was approved by the Board of Directors of the Company.

On December 20, 2023, the Company held an annual shareholders meeting. As approved by the shareholders, the authorized share capital was increased from US$l50,000.00 divided into 150,000,000 shares of a nominal or par value of US$0.001 each to US$l,000,000.00 divided into 1,000,000,000 shares of a nominal or par value of US$0.001 each, and the Board of Directors was authorized to, at its discretion without further approval of the shareholders, to adopt a dual-class share capital structure to (i) re-classify all ordinary shares issued and outstanding into class A ordinary shares with a par value of US$0.001 each with one (1) vote per share and with other rights attached to it in the Second Amended and Restated Memorandum and Articles of Association (the “Class A Ordinary Shares”) on a one for one basis; (ii) re-designate 10,000,000 authorized but unissued ordinary shares into 10,000,000 class B ordinary shares with a par value of US$0.001 each with fifty (50) votes per share and with other rights attached to it in the Second Amended and Restated Memorandum and Articles of Association (the “Class B Ordinary Shares”) on a one for one basis; and (iii) re-designate the remaining authorized but unissued ordinary shares into Class A Ordinary Shares on a one for one basis.

On June 11, 2025, Zhong Yang Holdings (BVI) Limited transferred 10,000,000 Class A Ordinary Shares to Ms. Junli Yang. On June 24, 2025, the Company held its annual shareholders meeting. All proposals submitted to the shareholders were approved, including (i) the re-designation of 90,000,000 authorized but unissued Class A Ordinary Shares into 90,000,000 Class B Ordinary Shares, resulting in a change to the composition of the Company’s authorized share capital from 990,000,000 Class A Ordinary Shares and 10,000,000 Class B Ordinary Shares to 900,000,000 Class A Ordinary Shares and 100,000,000 Class B Ordinary Shares; (ii) the adoption of the Second Amended and Restated Memorandum and Articles of Association of the Company to reflect changes relating to the share capital structure, including (a) the inclusion of new provisions permitting the conversion of Class A Ordinary Shares into Class B Ordinary Shares, subject to approval thresholds (including a shareholder vote for conversions exceeding 10 million shares), (b) the clarification that such conversions do not constitute a variation of class rights, (c) the confirmation that Class B Ordinary Shares are not convertible into Class A Ordinary Shares; and (iii) the approval of the conversion of 10,000,000 Class A Ordinary Shares held by Ms. Junli Yang into 10,000,000 Class B Ordinary Shares. On July 15, 2025, Ms. Yang converted all 10,000,000 Class A Ordinary Shares into 10,000,000 Class B Ordinary Shares. Each Class B Ordinary Share is entitled to fifty (50) votes, whereas each Class A Ordinary Share is entitled to one (1) vote. As a result of this conversion, Ms. Yang now holds all of the issued and outstanding Class B Ordinary Shares, representing 97% of the total voting power of our company as of the date of this annual report. On July 9, 2025, the Company and ZYNL (BVI) entered into a share purchase agreement with Zhong Yang Financial Services Limited and the sole shareholder of Zhong Yang Financial Services Limited, or ZYHL, pursuant to which ZYHL agreed to sell, convey, assign, transfer and deliver to ZYNL (BVI), and ZYNL (BVI) agreed to purchase from ZYHL, 100% of the equity interest in Zhong Yang Financial Services Limited for a total purchase price of HKD500,000 (approximately USD63,750). ZYHL is a company incorporated under the laws of Hong Kong, of which a family member of Ms. Junli Yang, the Chairwoman of the Board of Directors of the Company, and Ms. Yung Yung Lo, the Chief Financial Officer of the Company, hold 71.50% and 8.30% equity interest, respectively.

Corporate Information

Our principal executive offices are located at 101 Cecil Street, #13-05 Tong Eng Building, Singapore 069533. Our telephone number at this address is +65 6252 8998. Our registered office in the Cayman Islands is located at the offices of Vistra (Cayman) Limited, P. O. Box 31119 Grand Pavilion, Hibiscus Way, 802 West Bay Road, Grand Cayman, KY1 - 1205 Cayman Islands. Our agent for service of process in the United States is Cogency Global Inc. located at 122 East 42nd Street, 18th Floor, New York, NY 10168.

Investors should contact us for any inquiries through the address and telephone number of our principal executive offices. Our website is www. ZYFGL.com. The information contained on our website is not a part of this annual report.

Implication of the Holding Foreign Companies Accountable Act (the “HFCA Act”)

The HFCA Act was enacted on December 18, 2020. The HFCA Act states if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit the company’s shares from being traded on a national securities exchange or in the over the counter trading market in the United States.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. A company will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCA Act, including the listing and trading prohibition requirements described above.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, and on December 29, 2022, legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”) was signed into law by President Biden, which contained, among other things, an identical provision to the Accelerating Holding Foreign Companies Accountable Act and amended the HFCA Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period for triggering the prohibition on trading.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act, which took effect on January 10, 2022. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 16, 2021, PCAOB announced the PCAOB HFCA Act determinations (the “PCAOB determinations”) relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in mainland China of the PRC or Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in the PRC or Hong Kong.

On August 26, 2022, the PCAOB announced that it had signed a Statement of Protocol (the “SOP”) with the China Securities Regulatory Commission and the Ministry of Finance of China. The SOP, together with two protocol agreements governing inspections and investigations (together, the “SOP Agreement”), establishes a specific, accountable framework to make possible complete inspections and investigations by the PCAOB of audit firms based in mainland China and Hong Kong, as required under U.S. law. The SOP Agreement remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the SOP Agreement disclosed by the SEC, the PCAOB shall have sole discretion to select any audit firms for inspection or investigation and the PCAOB inspectors and investigators shall have a right to see all audit documentation without redaction. On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary.

YCM CPA INC., the independent registered public accounting firm that issues the audit report for the years ended March 31, 2026 and 2025 included in this annual report, is currently subject to PCAOB inspections and the PCAOB is thus able to inspect YCM CPA INC. YCM CPA INC. is headquartered in Irvine, California and has been inspected by the PCAOB on a regular basis. Notwithstanding the foregoing, in the future, if there is any regulatory change or step taken by PRC regulators or the SEC or Nasdaq applies additional and more stringent criteria, and if PCAOB determines that it is not able to inspect YCM CPA INC. at such future time, Nasdaq may delist our Class A Ordinary Shares and the value of our Class A Ordinary Shares may significantly decline or become worthless. See “Item 1A. Risk Factors - Risks Relating to Our Class A Ordinary Shares- Our Class A Ordinary Shares may be prohibited from being traded on a national exchange under the Holding Foreign Companies Accountable Act (the “HFCA Act”), if the Public Company Accounting Oversight Board (the “PCAOB”) is unable to inspect our auditors for two consecutive years beginning in 2021. The delisting of our Class A Ordinary Shares, or the threat of their being delisted, may materially and adversely affect the value of your investment.”

Permission Required from the Hong Kong Authorities

Due to the licensing requirements of the HKSFC, ZYSL and ZYCL are required to obtain necessary licenses to conduct their business in Hong Kong and their business and responsible personnel are subject to the relevant laws and regulations and the respective rules of the HKSFC. ZYSL currently holds a Type 1 license for dealing in securities and a Type 2 license for dealing in futures contracts. ZYCL currently holds a Type 4 license for advising on securities, a Type 5 license for advising on futures contracts and a Type 9 license for asset management. See “Item 1. Business-Regulation-Licensing Regime Under the HKSFO.” These licenses have no expiration date and will remain valid unless they are suspended, revoked or cancelled by the HKSFC. We pay standard governmental annual fees to the HKSFC and are subject to continued regulatory obligations and requirements, including the maintenance of minimum paid-up share capital and liquid capital, maintenance of segregated accounts, and submission of audited accounts and other required documents, among others. See “Item 1. Business-Regulation-Licensing Regime Under the HKSFO.”

A company must obtain a money lender’s license to carrying on business as a money lender in Hong Kong. The licensing of money lenders and regulation of money-lending transactions are governed by the Money Lenders Ordinance, Chapter 163 of the Laws of Hong Kong. Winrich obtained the money lender’s license from the Licensing Court of Hong Kong on September 5, 2023, to conduct it business. See “Item 1. Business-Regulation- Money Lenders Ordinance (Chapter 163 of the Laws of Hong Kong)”.

Neither we nor any of our subsidiaries are required to obtain any permission or approval from Hong Kong authorities to offer the securities of TFGL to foreign investors.

Regulatory Development in the PRC

We are aware that the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement.

For example, on June 10, 2021, the Standing Committee of the National People’s Congress enacted the PRC Data Security Law, which took effect on September 1, 2021. The law requires data collection to be conducted in a legitimate and proper manner, and stipulates that, for the purpose of data protection, data processing activities must be conducted based on data classification and hierarchical protection system for data security.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws.

On August 20, 2021, the 30th meeting of the Standing Committee of the 13th National People’s Congress voted and passed the “Personal Information Protection Law of the People’s Republic of China”, or “PRC Personal Information Protection Law”, which became effective on November 1, 2021. The PRC Personal Information Protection Law applies to the processing of personal information of natural persons within the territory of China that is carried out outside of China where (1) such processing is for the purpose of providing products or services for natural persons within China, (2) such processing is to analyze or evaluate the behavior of natural persons within China, or (3) there are any other circumstances stipulated by related laws and administrative regulations.

On December 28, 2021, the CAC jointly with the relevant authorities formally published Measures for Cybersecurity Review (2021) which took effect on February 15, 2022 and replace the former Measures for Cybersecurity Review (2020) issued on July 10, 2021. Measures for Cybersecurity Review (2021) stipulates that operators of critical information infrastructure purchasing network products and services, and online platform operator (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country.

On February 17, 2023, the China Securities Regulatory Commission (“CSRC”) promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the “Trial Measures,” and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, shall complete filing procedures with the CSRC pursuant to the requirements of the Trial Measures within three working days following its submission of initial public offerings or listing application. If a domestic company fails to complete required filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties, such as an order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines.

In connection with our issuance of securities to foreign investors, under current PRC laws, regulations and regulatory rules, as of the date of this annual report, we do not believe we are currently required to obtain permissions from or complete any filing with the CSRC, or required to go through cybersecurity review by the CAC, given that (1) our Operating Subsidiaries are incorporated in Hong Kong or the British Virgin Islands and are located in Hong Kong, (2) we have no subsidiary, VIE structure nor any direct operations in mainland China, and (3) pursuant to the Basic Law of the Hong Kong Special Administrative Region (the “Basic Law”), which is a national law of the PRC and the constitutional document for Hong Kong, national laws of the PRC shall not be applied in Hong Kong except for those listed in Annex III of the Basic Law (which is confined to laws relating to defense and foreign affairs, as well as other matters outside the autonomy of Hong Kong). In addition, we have not been asked to obtain such permissions or to complete any filing by any PRC authority or received any denial to do so. However, the PRC government has indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment by issuers like us. There remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities.

If (i) we inadvertently conclude that certain regulatory permissions and approvals are not required or (ii) applicable laws, regulations, or interpretations change in a way that requires us to complete such filings or obtain such approvals in the future, and (iii) we are required to obtain such permissions or approvals in the future, but fail to receive or maintain such permissions or approvals, we may face sanctions by the CSRC, the CAC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on us, limit our operations, limit our ability to pay dividends outside of China, limit our ability to list on stock exchanges outside of China or offer our securities to foreign investors or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, may hinder our ability to offer Class A Ordinary Shares to investors in the future and may cause the value of our Class A Ordinary Shares to significantly decline or be worthless.

Additionally, due to long arm provisions under the current PRC laws and regulations, there remains regulatory uncertainty with respect to the implementation and interpretation of laws in China. We are also subject to the risks of uncertainty about any future actions the Chinese government or authorities in Hong Kong may take in this regard.

Should the Chinese government choose to exercise significant oversight and discretion over the conduct of our business, they may intervene in or influence our operations. Such governmental actions:

●	could result in a material change in our operations;

●	could hinder our ability to continue to offer securities to investors; and

●	may cause the value of our Class A Ordinary Shares to significantly decline or be worthless.

4.B. Business Overview

Overview

Our Operating Subsidiaries operate an online brokerage firm in Hong Kong specializing in the trading of local and overseas equities, futures, and options products. Our clients primarily reside in Asia and the Operating Subsidiaries are currently focusing on expanding our customer base to Southeast Asian investors. Our trading platforms, which our Operating Subsidiaries license from third parties, enable investors to trade approximately more than 100 futures products on multiple exchanges around the world including the member exchanges of Chicago Mercantile Exchange (CME), Hong Kong Futures Exchange (HKFE), The New York Mercantile Exchange (NYMEX), The Chicago Board of Trade (CBOT), The Commodity Exchange (COMEX), Eurex Exchange (EUREX), ICE Clear Europe Limited (ICEU), Singapore Exchange (SGX), Australia Securities Exchange (ASX), Bursa Malaysia Derivatives Berhad (BMD), and Osaka Exchange (OSE). Our continuous efforts focusing on offering value-added services and access to exchanges around the globe, compounded with user friendly experience, have enabled us to become one of the fast-growing online trading platforms for our clients. Our trading volume of futures contracts was 2.97 million trades in fiscal year 2023, 2.27 million trades in fiscal year 2024 and 1.12 million trades in fiscal year 2025. Our total registered customer number increased from 329 as of March 31, 2024 to 355 as of March 31, 2025, and further increased to 711 as of March 31, 2026. In fiscal year 2024, we had 51 revenue-generating accounts in total, including 15 accounts for futures trading, 27 accounts for securities trading and 9 accounts for trading solution service. In fiscal year 2025, we had 52 revenue-generating accounts in total, including 20 accounts for futures trading, 26 accounts for securities trading, 0 accounts for structured notes subscriber services and 6 accounts for trading solution service. In fiscal year 2026, we had 718 revenue-generating accounts in total, including 76 accounts for futures trading, 637 accounts for securities trading, 0 accounts for structured notes subscriber services and 5 accounts for trading solution service.

Our Operating Subsidiaries conduct the futures and stock brokerage business through three trading platforms, Esunny for futures trading and Longbridge for stock trading, all of which were licensed from third parties and can be easily accessed through our application, or APP, software, and websites. The three platforms are designed to empower our clients to enjoy a seamless, efficient, and secure trading platform. The Operating Subsidiaries offer our customers comprehensive brokerage and value-added services, including trade order placement and execution, account management, and customer support. Given the importance of trading systems in our services, the Operating Subsidiaries strive to continuously enhance our IT infrastructure.

WIN100 Wealth engages in the OTC Derivatives trading services business and considered setting the business. WIN100 Wealth entered into ISDA master agreements and related supplementary agreements with some of the top OTC Derivatives traders. When clients place an order for OTC Derivatives trades on certain stock, WIN100 Wealth places the same order back-to-back with the OTC Derivatives traders for execution and WIN100 Wealth also facilitates client’s OTC Derivatives trading when an offsetting transaction from another client is not available, WIN100 Wealth may choose to act as a principal (i.e. market maker) to trade with the client. This type of transactions gives the potential to generate significant revenues from trading profit if the market develops in favor of company’s position.

Winrich is a licensed money lending company governed by the Money Lenders Ordinance in Hong Kong. According to the Money Lenders Ordinance, customers shall enter into agreement with Winrich in person and provide their personal information for the “know your client” purposes, or KYC. In fiscal year 2024, 2025 and 2026, 10, 10 and 8 customers entered into lending agreements with Winrich. Winrich disbursed loans to customers for a fixed period and charged interest from the customers. The principal and interest are repayable upon the maturity of the loans. We recognized interest income using straight-line method over loan period.

During the years ended March 31, 2026 and 2025, our Operating Subsidiaries provided futures brokerage services and other services (including stock brokerage, options brokerage, consulting services, currency exchange services, structured note subscriber services, margin financing services, OTC derivative trading and loan business). We generate revenues primarily from brokerage fees the Operating Subsidiaries charge clients for executing and/or arranging the trades and transactions for them. Our revenues for the years ended March 31, 2026 and 2025 were US$4.7 million and US$3.3 million, respectively. The commissions on futures brokerage accounted for 38.8% and 55.0% of the total revenues for the years ended March 31, 2026 and 2025, respectively. Revenues from the trading solution services accounted for 6.1% and 24.2% of the total revenues for the fiscal year ended March 31, 2026 and 2025. Our Operating Subsidiaries also provide other financial services including stock brokerage, options brokerage, consulting services, currency exchange services, margin financing services, OTC derivative trading and loan business to our clients. Revenues generated from stock brokerage, consulting services, and currency exchange services accounted for 8.8% and 6.9% of total revenues, during the fiscal years ended March 31, 2026 and 2025, respectively. Revenues generated from margin financing accounted for 2.9% and 4.7% of total revenues during the fiscal years ended March 31, 2026 and 2025 respectively. Revenues generated from OTC derivative trading accounted for 0.0% and 4.4% of total revenues, during the fiscal years ended March 31, 2026 and 2025, respectively. Interest income from loan business accounted for 20% and 25% of total revenues, during the fiscal years ended March 31, 2026 and 2025, respectively. We did not generate revenue from options trading services for the fiscal years 2026 and 2025. Our top five customers accounted for 47% and 49% of our total revenues for the years ended March 31, 2026 and 2025.

Our Operating Subsidiaries have achieved substantial growth since the launch of our operation of online brokerage services, as illustrated by the chart below which sets forth the number of futures contracts the Operating Subsidiaries have executed from April 1, 2020 to March 31, 2026, organized by calendar quarter.

The number of futures contracts executed in each period depends on factors including, but not limited to, economic and political conditions, market conditions, pricing of futures contracts, and the clients’ risk appetite.

We intend to leverage our competitive strengths to sustain and grow our business, namely, to provide our clients with fast and reliable access to the financial market through our personalized client services and efficient organizational structure. In particular, we plan to expand our services offering and continue integrating value-added services, including CFD products and services, trust services, investor relations and marketing services, corporation and fund consultancy and asset management services.

Our Revenues Model and Core Services

Overview

During the years ended March 31, 2026 and 2025, our Operating Subsidiaries provided futures brokerage services and other services (including stock brokerage, options brokerage, consulting services, currency exchange services, structured note subscriber services, margin financing services, OTC derivative trading and loan business). Our revenues were US$4.7 million and US$3.3 million for the years ended March 31, 2026 and 2025, respectively. The commissions on futures brokerage accounted for 38.8% and 55.0% of total revenues for the years ended March 31, 2026 and 2025, respectively. Trading solution services fees accounted for 6.1% and 24.2% of total revenues during fiscal year ended March 31, 2026 and 2025. Our Operating Subsidiaries also provide other financial services including stock brokerage, options brokerage, consulting services, currency exchange services, margin financing services, OTC derivative trading and loan business to our clients. Revenues generated from stock brokerage, consulting services, and currency exchange services accounted for 8.8% and 6.9% of total revenues, during the fiscal years ended March 31, 2026 and 2025, respectively. Revenues generated from margin financing accounted for 2.9% and 4.7% of total revenues during the fiscal years ended March 31, 2026 and 2025, respectively. Revenues generated from OTC derivative trading accounted for 0.0% and 4.4% of total revenues, during the fiscal years ended March 31, 2026 and 2025, respectively. Interest income from loan business accounted for 20.2% and 25.0% of total revenues, during the fiscal years ended March 31, 2026 and 2025, respectively. Our top five customers accounted for 47% and 49% of our total revenues for the years ended March 31, 2026 and 2025, respectively.

Futures Brokerage Services

Our Operating Subsidiaries deliver a comprehensive and user-friendly online trading experience for investors through our platform that can be accessed through our APP, software, or website. We commenced online trading operations and made our services accessible in May 2016. Our trading platforms enable our customers to execute trades in a secure, reliable, and cost-efficient environment.

Our platform licensed by Esunny allows investors to trade options and futures contracts on our trading platform in 11 member exchanges of CME, HKEX, CBOT, COMEX, NYMEX, EUREX, ICEU, ASX, BMD, OSE, and SGX. Our futures/options brokering services are our main service and our Operating Subsidiaries provide the services to our clients in respect of futures and options products traded on the aforementioned exchanges globally. Investors can also trade stocks listed on the major stock exchanges around the world, including Nasdaq Stock Market, New York Stock Exchange, and Hong Kong Stock Exchange through our platform licensed by Longbridge.

Our Operating Subsidiaries have obtained various licenses to conduct our operation and have also obtained stock exchange trading rights to supplement our service offerings. The table below sets forth the licenses obtained by us under the jurisdiction of Hong Kong.

License type and trading right	Entity name

HKSFC Type 1 License - Dealing in securities	ZYSL

HKSFC Type 2 License - Dealing in futures contracts	ZYSL

HKSFC Type 4 License - Advising on securities	ZYCL

HKSFC Type 5 License - Advising on futures contracts	ZYCL

HKSFC Type 9 License - Asset management	ZYCL

SEHK Participants (Participant ID: 02011)	ZYSL

HKSCC Participants (Participant ID: B02011)	ZYSL

We conduct our operation through our wholly owned subsidiaries, ZYSL and ZYCL. ZYSL is licensed with the SFC of Hong Kong to carry out type 1 (dealing in securities) and type 2 (dealing in futures contracts) regulated activities. ZYCL is licensed with the SFC of Hong Kong to carry out type 4 (advising on securities), type 5 (advising on futures contracts), and type 9 (asset management) regulated activities in Hong Kong.

As of March 31, 2024, we had 329 registered customer accounts. As of March 31, 2025, we had 355 registered customer accounts. As of March 31, 2026, we had 711 registered customer accounts. Below is the table of the registered customer accounts and active clients segmented by account types as of the dates or for the periods from April 1, 2020 to March 31, 2026, organized by calendar quarter. Active clients are clients for whom we are required to prepare and deliver monthly statement of accounts in respect of the relevant reporting month in accordance with Securities and Futures (Contract Notes, Statements of Account and Receipts) Rules.

Revenues from futures brokerage accounted for 39%, 55% and 42.1% of the total revenues for the fiscal years ended March 31, 2026, 2025 and 2024, respectively.

For options trading, we have the capacity to offer options trading services and they are available to our clients. However, there was no revenue generated from options trading services for fiscal years 2025, 2024 and 2023.

Types of Accounts

Our Operating Subsidiaries offer three types of individual account, corporate account, and omnibus account, depending on the nature of the account owner.

For the individual and corporate accounts, we are responsible for the “know your client”, or KYC, and anti-money laundering, or AML, procedures including customer identity verification, account approval and disapproval, record keeping, monitoring and supervision of the accounts and other compliance functions. We would activate the accounts only after all necessary procedures have been performed and completed with proper sign-off by the Responsible Officer of the Company. We believe that with our well-established IT infrastructure and streamlined organizational structure, the account opening process for individual and corporate accounts is smooth and efficient.

For the omnibus accounts, we also perform our KYC procedures to the futures commission merchants by obtaining supporting documents including, among others, Identity credentials and address Proof of Significant Controllers and Directors, Addendum to Agreement for Financial Intermediary, Certificate of Incorporation, Licensing Information, Board Minutes, Company Search Result and Annual Return / Certificate of Incumbency. Omnibus accounts enable the management of trades by more than one person and offer anonymity of the persons in the account. Omnibus accounts are used by futures commission merchants. Transactions within the account are carried out in the name of the broker, protecting the individual identities of the two or more people invested in the omnibus account. The broker managing the omnibus account typically can execute trades on behalf of investors with funds inside the omnibus account. Trades are made in the name of the broker, although trade confirmations and statements are provided to customers within the account.

Product Offering and Services

Description of futures contracts

We offer our clients a wide variety of futures products traded on the futures exchanges. These products include, (i) index futures, (ii) Forex futures, (iii) agricultural product futures, (iv) energy futures, and (v) precious metal futures.

Futures products are standardized contracts traded on futures exchanges. They are a leveraged investment and in general, the futures contracts traded in our platform are settled in cash rather than physically settled.

The following table sets forth the non-exhaustive description of futures projects we have made available to our clients.

(i)	Index futures: cash-settled futures contracts on a stock or financial index whereby buyers and sellers agree to pay or receive payment in the future for the cash value of an underlying stock index; these allow investors to speculate on the entire or substantial part of a stock market’s performance as well as to hedge the downside price risk of the broader market. We provide our clients access to a wide variety of index futures including, without limitation, the Hang Sang Index futures, Nikkei 225 Index futures, or the FTSE China index.

(ii)	Forex futures: futures contracts to exchange a currency for another at a specified date in the future at a price (exchange rate) that is fixed on the purchase date. We provide access to a wide variety of forex futures including USD to CNH futures, Euro to USD futures, and British Pound futures.

(iii)	Agricultural product futures: futures contracts for the delivery of agricultural products futures such as sugar, cotton, corn, soybean, wheat, cocoa, oat, coffee and rough rice at a specified future date based on a price fixed on the purchase date. We offer our clients access to agricultural product futures, for instance, the US soybean futures, the US corn futures, and the US wheat futures.

(iv)	Energy futures: futures contracts for the delivery of crude oil, unleaded gas, heating oil, or natural gas at a specified future date based on a price fixed on the purchase date. The major energy futures to which we provide access encompass the natural gas futures, unleaded gasoline futures, and crude oil futures.

(v)	Precious metal futures: futures contracts for the delivery of selected precious metals such as gold, silver, nickel, platinum, and palladium at a specified future date based on a price fixed on the purchase date. The precious metal futures we provided access to include platinum futures, palladium futures, or gold futures.

When our clients buy or sell futures contracts, they have to deposit with us as an initial margin. At the end of every trading day, the client’s position is marked-to-market. If the contract prices move against the view of the client and as a result, the initial margin deposit falls below the maintenance margin level, we will make a margin call, which means that the client will have to deposit additional money to restore the initial margin level. Failure to maintain the margin level may result in the liquidation of the client’s positions at the market in our discretion to limit our risk exposure. The clients will have to bear the loss arising from such liquidation caused by the failure to restore to the maintenance margin level.

The requirements of the aforementioned initial margin level and maintenance margin levels for each type of futures contract are established by the relevant futures exchanges on which the relevant futures contracts are traded.

The following table sets forth the range of margin requirement as of March 31, 2026 for major futures products that are traded by our clients (currencies other than US$ are converted into US$ for reference purpose):

	Initial margin (US$)	Maintenance margin (US$)
Index futures
E-Mini Nasdaq-100	41,591	37,810
Hang Seng Index	15,090	12,072
Mini Hang Seng Index	3,018	2,414
Dax	47,001	47,001
Micro E-Mini Nasdaq-100 Index	44,138	3,762
Energy futures
Crude Oil	6,600	6,000
Henry Hub Natural Gas	4,023	3,658
E-Mini Crude Oil	3,300	3,000
Precious metal futures
Gold	43,410	39,455
Copper	13,200	12,000

Revenue Models

Our revenues from futures brokerage commissions are generated by customer trades and are largely determined by trading volume and commission rates. We charge commission fees based on the lots or contracts of futures in each order.

We adopt diversified pricing terms to better serve our customers with individualized needs. The cost we charge generally varies in accordance with the type of products or services discussed above. Moreover, our directors will review customers’ transactions, transaction volume, and trading behaviors each week and offer volume rebates on service charges to specific customers with large volume transactions by month. Below is a summary of the currently effective pricing terms for certain of our products and services, which are subject to change from time to time. The actual executed pricing may differ from this official pricing terms, depending on various factors such as customer tiers.

Products and services	Pricing terms
Futures contracts in COMEX, CBOT, ASX	Transaction fees: US$20.0 per contract

Futures contracts in CME, NYMEX, SGX	Transaction fees: US$15.0 to 20.0 per contract

Futures contracts in HKEX
US Gold, CNH to USD	Transaction fees: US$25.0 per contract
Mini-Hang Seng Index, H-Share Index, Mini H-Share Index, Hang Seng Index	Transaction fees: HK$50.0 to 100.0 per contract
USD to CNH	Transaction fees: US$20.0 per contract

Futures contracts in EUREX
DAX Performance Index, Mini DAX Performance Index	Transaction fees: EUR20.0 per contract

Futures contracts in NYBOT
Cocoa, Cotton, Coffee, Sugar	Transaction fees: US$20.0 per contract

Trading Solution Services

During the fiscal year ended March 31, 2022, we commenced trading solution services to customers (including individuals, proprietary trading companies or brokerage companies) for their trading on derivatives, equity, CFD and financial products, through our internally developed proprietary investment management software. We provide a variety of functions suitable for front-end transaction executions and back-office settlement operations. We charged each customer a fixed amount of initial installation fee and the monthly service fee based on a fixed rate per transaction executed on the platform with a minimum monthly fee. Trading solution services fees accounted for 6.1% and 24.2% of total revenues during the fiscal year ended March 31, 2026 and 2025.

Other Services

Consulting Services

Our Operating Subsidiaries provide consultancy services and act as an escrow agent in transactions relating to securities sales and transfers.

Currency Exchange Services

Our Operating Subsidiaries provide currency exchange services to clients every time when they need to convert one currency to another when they trade futures contacts in different currencies.

Revenues from stock brokerage, consulting services, and currency exchanges services accounted for 8.8% and 6.9% of total revenues for the fiscal years ended March 31, 2026 and 2025, respectively.

Margin Financing Services

Our Operating Subsidiaries launched the margin financing services in 2019. Revenues generated from margin financing accounted for 2.9% and 4.7% of total revenues during the fiscal years ended March 31, 2026 and 2025, respectively. Clients can trade on margin through our trading platform licensed by Longbridge Whale. The minimum deposit that customers must have to open and maintain a margin account so as to conduct margin trading is currently set at US$2,000. The margin loan or funding is offered by our platform for consolidated account clients. We generate interest income arising from margin financing offered by us to consolidated account clients and earn financing service fees related to the margin financing provided to our customers.

OTC Derivative Trading

OTC Derivative trading was launched in November 2023. Revenues generated from OTC derivative trading accounted for 0.0% and 4.4% of total revenues, during the fiscal years ended March 31, 2026 and 2025, respectively. WIN100 Wealth entered into ISDA master agreements and related supplementary agreements with some of the top OTC Derivatives traders. When clients placed an order for OTC Derivatives trades on certain stock, we placed the same order back-to-back with the OTC Derivatives traders for execution and we also facilitate client’s OTC Derivatives trading when an offsetting transaction from another client is not available, we may choose to act as a principal (i.e. market maker) to trade with the client.

Loan Business

Loan business was launched in September 2023. Winrich disbursed loans to customers for a fixed period and charged interests from the customers. The principal and interest are repayable upon the maturity of the loans. We recognized interest income using straight-line method over loan period. For the year ended March 31, 2025, we recognized interest income of USD$0.8 million from loan business, accounting for 25.0% of total revenues. For the year ended March 31, 2026, we recognized interest income of US$1.0 million from loan business, accounting for 20.2% of total revenues.

Agreements between ZYSL and Zinvest Global Limited

We have entered into agreements with Zinvest Global Limited (“Zinvest”) for our margin financing business. Below is the summary of the material terms of the agreements with Zinvest Global Limited:

On May 14, 2020, ZYSL signed an agreement with Zinvest. The agreement has an initial term of 12 months. Either party may terminate the agreement at the end of such initial term by giving 30 days prior written notification of termination. If no written notification is given, the agreement will be deemed to have been renewed for a subsequent and recurring twelve-month period, subject to termination by either party at any time by giving 30 days prior written notification of termination. ZYSL may terminate the agreement at any time by giving 30 days prior written notification if Zinvest (i) fails to comply with the agreement and fails to cure such breach within 10 days, or (ii) is prohibited from engaging in securities business for a period of more than 30 days as a result of an administrative or judicial proceeding. Zinvest may terminate the agreement at any time by giving 30 days prior written notification if ZYSL (i) fails to comply with the agreement and fails to cure such breach within 10 days, (ii) is prohibited from engaging in securities business for a period of more than 30 days as a result of an administrative or judicial proceeding or (iii) conducts or participates in any activity, transaction, or conduct which, in Zinvest’s reasonable business judgment, may present a material adverse impact upon Zinvest’s reputation. Pursuant to the agreement, the Company agrees to pay commission fee ranging from 0 to 0.02%. Zinvest also charges the Company for the clearing services and other transaction fees which derived from different products and features. The interest rate for any credit balance is the federal interest rate less 50 basis points or Zinvest’s interest rate (whichever is lower). The interest rate for any debit balance is the federal interest rate plus 100 basis points or Zinvest’s interest rate (whichever is higher). The interest rate for liquidity and value at risk (VAR) charges is 8%.

Our Operating Subsidiaries currently derive substantially all our revenues from our futures and securities brokerage services through commission fees we charge our clients and other financial services including consulting services. currency exchange services and structured note subscriber services.

Our revenues from commission fees are generated by client trades and are largely determined by trading volume and commission rates. We charge commission fees based on the amount of transaction, or the number of shares, lots or contracts in each order. We from time-to-time award rebates to new and existing clients for large volume transactions as part of our marketing scheme to attract more clients and boost client retention.

Pursuant to the agreement with third parties clearing agents, we receive a portion of commission fees paid by our clients every time third-party clearing agents execute and clear a trade order. For consolidated accounts, we receive commission and pay a pre-determined portion to third parties clearing agents as execution and clearing fees

License Agreement between Junli Yang and WIN100 TECH

On August 11, 2022, WIN100 Tech entered into a license agreement with Ms. Junli Yang, the Chairwoman of the Board of the Company, to document a non-exclusive, non-sublicensable, and non-transferable license granted by Ms. Yang on May 14, 2021 and for an initial term of 10 years to use a software that supports algorithm trading, order analytics, risk control and technical monitoring which can be integrated with different vendors’ API. WIN100 Tech uses such software to provide trading solutions for clients trading on the world’s major derivatives and stock exchanges. The license agreement will automatically renew for up to 10 additional successive 5-year terms unless earlier terminated. Either party may give the other party written notice of non-renewal at least 30 days prior to the expiration of the then-current term. In addition, either party may terminate the license agreement effective on written notice to the other party, if the other party materially breaches the license agreement, and such breach is incapable of cure or being capable of cure, remains uncured 30 days after the non-breaching party provides the breaching party with written notice of such breach. Furthermore, either party may terminate the license agreement effective immediately upon written notice to the other party, if the other party: (A) becomes insolvent or is generally unable to pay, or fails to pay, its debts as they become due; (B) files or has filed against it, a petition for voluntary or involuntary bankruptcy or otherwise becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law; (C) makes or seeks to make a general assignment for the benefit of its creditors; or (D) applies for or has appointed a receiver, trustee, custodian, or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business. In consideration for such license, WIN100 Tech agreed to pay Ms. Yang $100 in license fee.

Proposed Products and Services

Contract for difference (“CFD”)

Our Operating Subsidiaries are preparing the launch of CFD products and services and expect to generate CFD trading revenues from (i) commissions, (ii) bid/offer spreads, (iii) difference in interest rates. In particular, our Operating Subsidiaries plan to:

i.	charge commissions for all CFD transactions. The amount of commissions we charge is largely based on the trading volume, with commission rates varying between US$2.25 to US$50 per lot, based on the per-lot value and the type of product traded, as well as discounts offered to different clients.

ii.	mark up the bid/offer spreads for CFD products on top of the prices offered by our clients, exchanges or third-party market makers, as the case may be. Our price mark-ups over the price offered by an exchange vary depending on the underlying product.

iii.	automatically roll-over currency positions each day and provide either a credit or debit for the interest rate difference between the two currencies in the pairs being held. The clients’ debits are our gains.

Trust Services

We are in progress of establishing our trust services business in Hong Kong to provide family trust solutions, encompassing company formation, trust establishment and trust management. We intend to charge one-off trust establishment fees and annual administrative fees for our trust services in accordance with the trust service agreements that we will enter into with our clients.

Investor Relations and Marketing Services

We are in progress of establishing our investor relations and marketing services business to help companies manage their ongoing relationships with shareholders and market their brand. Through creating a corporate account, our corporate clients can livestream their earnings release and product launch campaigns, post business milestones and advertisements, and interact directly with our users. Therefore, we will be able to provide a direct channel for our corporate clients to communicate with their existing and prospective investors and increase their brand and product awareness.

Corporation and Fund Consultancy

We intend to provide professional advisory services on pre-IPO or funds setup for clients in Hong Kong and other jurisdictions. By providing our advice and expertise, we can safely guide our clients through the dynamics of operating and advancing their business in an environment where there is no predefined answer for management.

Asset Management Services

To respond to the various needs of our clients, our Operating Subsidiaries plan to provide personalized investment strategies to optimize their asset allocations. Our clients can purchase a wide variety of investment portfolios, which include assets such as stocks, bonds, ETFs, investment funds and derivatives. We charge management fees based on their assets under management as well as commissions for certain transactions.

Our Customers

We classify those who have opened accounts to trade on our platform as customers. Our customers can open and activate trading accounts in person, via mail, or through a combination of electronic signature and registering with us a bank account in Hong Kong designated by the customers. The account opening documents can be downloaded for free from our website. After filling in personal information online, our customers are required to complete a series of questions and upload various documents to verify their identity and assess potential risks.

The Company had a concentration of revenues of 47%, 49% and 36% from the top five customers for the years ended March 31, 2026, 2025 and 2024, respectively. The following table outlines the concentration of each of the top five customers comparing to the Company’s total revenues:

	For the Fiscal Year Ended March 31, 2026 Concentration (%)	For the Fiscal Year Ended March 31, 2025 Concentration (%)	For the Fiscal Year Ended March 31, 2024 Concentration (%)
Largest customer	18%	20%	15%
2nd largest customer	14%	12%	6%
3rd largest customer	6%	6%	6%
4th largest customer	5%	6%	5%
5th largest customer	4%	5%	4%
Total	47%	49%	36%

Our Operating Subsidiaries charge fees and commissions from futures brokerage services based on a fixed rate for each transaction. Such rate is the same among all customers. We also offer trading incentives such as volume rebates from time to time as a promotion.

We have experienced significant growth in both the number of customers and trading volume due to our reliable and secure trading platform, comprehensive brokerage and value-added services, and superior user experience. Our total registered customer number increased from 296 as of March 31, 2023, to 329 as of March 31, 2024, and further increased to 355 as of , and to 711 as of March 31, 2026. In fiscal year 2023, we had 34 revenue-generating accounts in total, including 12 accounts for futures trading, 12 accounts for securities trading, 0 accounts for structured notes subscriber services and 10 accounts for trading solution service. In fiscal year 2024, we had 51 revenue-generating accounts in total, including 15 accounts for futures trading, 27 accounts for securities trading and 9 accounts for trading solution service. In fiscal year 2025, we had 52 revenue-generating accounts in total, including 20 accounts for futures trading, 26 accounts for securities trading, 0 accounts for structured notes subscriber services and 6 accounts for trading solution service. Our trading volume of futures contracts was 2.97 million trades in fiscal year 2023, 2.27 million trades in fiscal year 2024 and 1.12 million trades in fiscal year 2025.

Marketing, Branding, Customer Development, and Customer Support

Our Operating Subsidiaries attract and retain customers to use our trading platform through marketing and branding, customer development, and customer support.

Marketing and Branding

We did not launch any marketing campaign in the past, but we are planning to carry out our marketing campaign through online marketing channels. Our major online marketing initiatives will be centered around our expansion of CFD trading services including optimization of Internet search results, advertisement on financial-related websites, and the Company’s website.

To facilitate the development of CFD trading services, our marketing strategies aim to attract new and existing customers to use our CFD trading services. Therefore, we will leverage two channels of customer acquisition to promote our services:

(i)	Direct channel. We plan to leverage our websites and brand awareness to attract new customers in a cost-effective manner and adopt a “one-to-one” direct marketing strategy. In executing our direct marketing strategy, we intend to employ a combination of traditional marketing campaigns, such as online and offline advertisement, optimization of Internet search results, email marketing, and participation in industry trade exhibitions. Specifically, we plan to increase our brand awareness by putting advertisements on TV and the national commercial broadcast network, and we believe that such marketing efforts will significantly improve the brand’s recognition.

(ii)	Indirect channel. We plan to adopt a “one-to-many” strategy by establishing partnerships with financial services companies, including white-label partnerships and introducing brokers. These companies and brokers can provide their existing customers with CFD trading services through our channel.

We intend to employ a combination of traditional marketing campaigns, such as online and offline advertisement, optimization of Internet search results, email marketing, and participation in industry trade exhibitions. Specifically, we plan to increase our brand awareness by putting advertisements on TV and the national commercial broadcast network, and we believe that such marketing efforts will significantly improve the brand’s recognition.

We believe the best marketing strategy is inviting our prospective customers to experience the services we can offer. Hence, we plan to provide our prospective customers with access to free-trial demo trading accounts for a 30-day period. During the trial period, our customer service team can offer help and training to prospective customers. We have confidence that this will be a simple but effective approach to attract new customers. First, it can serve as a promotion tool that educates potential customers on how CFD functions and operates in a risk-free environment without incurring actual costs. Secondly, it allows potential clients to experience the functions of our trading platforms, tools, and services. The demo trading account features the same functions as the regular accounts used by our existing customers, including the availability of real-time streaming quotes. We consider this free CFD demo trading account to be a successful strategy in converting trial accounts into active trading accounts.

Customer Development

Our current and potential customers can initiative contact with us by means of phone calls, online messages, and email. To enhance the relationship with our customers, we generally have a team dedicated to following up with customers to handle their questions about our platforms and services.

Additionally, our member of the management team review customers’ transactions and trading behaviors each week to ensure that we continue to provide personalized and quality services and maintain good relationships with our existing clients. We offer volume rebates to customers for large volume transactions. We believe this cultivates our customers’ loyalties to our Company and encourage customers to use our Company’s services.

Our Existing Technology and Infrastructure

Our technology and infrastructure are critical to our goal of providing the most user-friendly trading experience to our customers. Since the Company’s inception, we have leveraged three third-party trading platforms - Esunny Morning Star Futures and Options as well as Longbridge Whale- to create an efficient conduit for the global flow of capital across exchanges around the world, while at the same time maintaining competitive fees. We strongly believe in enhancing the technology to adapt to the constantly evolving environment and to increase customer satisfaction by improving customers’ experience and providing smooth transactions. Esunny Morning Star Futures and Options System and Longbridge have agreed to provide application services, support and hosting services to us at a fixed charge over a period of time. The fees charged are independent from the trading volume or our revenues. The contract terms are reviewed and renegotiated annually. See “Item 1A. Risk Factors - Risks Relating to Our Business and Industry - Our Operating Subsidiaries currently conduct our futures and stock brokerage business through trading platforms licensed from third parties. Our reputation, business, financial position, results of operations and cash flows may be harmed if these parties do not perform their obligations or if they suffer interruptions to their own operations, or if alternative are unavailable or if cost of such alternatives are unfavorable.”

Esunny Morning Star Futures and Options

The Esunny Morning Star Futures and Options System is developed by Zhengzhou Esunny Information Technology Co., Ltd., which was solely owned by Zhengzhou Commodity Exchange, an exchange in China regulated by China Securities Regulatory Commission (CSRC). It is specialized in mobile application, software development, and internet technical support in the financial industry.

The Esunny Morningstar Futures & Options Trading System is a leading system designed for futures and derivatives trading. It employs the latest architecture and advanced technologies to ensure system stability while maintaining flexibilities for sophisticated investors in their investment management under different situations. The trading system supports trades with major global futures and derivative exchanges including CME, LME, HKEX, SGX, and EUREX while covering more than 1,000 derivatives, namely commodities, currency, stock futures, or stock options.

The trading system bundles with powerful client software that contains a set of functions to assist investors in trading. These functions include market analysis, fast trading, stop-loss orders, and arbitrage transaction.

Main features of the client software

Timely market information. The client software can provide timely market information to investors stably and quickly as the system sources data from high-end data providers in the industry.

Indicator analysis. The client software offers tools and indicators to help investors to do their trading. These indicators and tools encompass trend analysis, trading volume analysis, volatility analysis, among others.

Multiple-accounts. The trading system supports investors to register with multiple accounts logged in simultaneously, providing flexibility to investors to carry out arbitrage transactions and large-volume transactions.

Practical trading functions. The client software supports various types of trading instructions and ordering tools, saving investors troubles and time.

Open-source platform. The client software supports investors to build their functions via an open-source platform, offering great flexibilities to high-end investors.

Also, the mobile application and desktop application of Esunny Morning Star Futures and Options are supported and interacted with a back-end system that is able to support a variety of functions including account management, market real-time information, trading execution, order routing, and toolkit for technical analysis.

Material Agreements with Esunny Morning Star Futures and Options

Below is the summary of the material agreements in connection with the Esunny Morning Star Futures and Options:

Esunny International Financial Derivatives Trading Analysis System Sales Contract

On December 13, 2016, ZYSL, our indirect subsidiary, entered into a Esunny International Financial Derivatives Trading Analysis System Sales Contract with Zhengzhou Esunny Information Technology Co., Ltd. (“Esunny”) in connection with the Esunny International Financial Derivatives Trading Analysis Platform V3.0 (“Esunny International 3.0” or “Software”). This contract has a term of two years and has been automatically renewed.

Pursuant to the sales contract, we purchased a copy of the Software from Esunny and we agreed to pay an annual maintenance service fee in the amount of HK$900,000 per year (approximately US$115,138). We also agreed to (i) prepare the hardware equipment, system, and network environment in accordance with Esunny’s requirements for installation and maintenance of the Software, (ii) avoid transferring, selling, or disclosing of product designs, system structure and technical documents to third parties, and (iii) protect the commercial pricing policies, financial invoices, and contracts of Esunny. Esunny agreed to (i) provide remote maintenance service and technical support and (ii) protect our commercial information and trade secrets.

System Operation Service Contract

In connection with the Esunny International Financial Derivatives Trading Analysis System Sales Contract as described above, on December 13, 2016, ZYSL entered into a System Operation Service Contract with Esunny pursuant to which the Software will be installed at a location operated by Esunny. This contract has a term of two years and has been automatically renewed.

Pursuant to the agreement, we agreed to pay the annual operation service charge in the amount of HK$450,000 per year (approximately US$57,600). We agreed to (i) prepare the hardware equipment, system, and network environment in accordance with Esunny’s requirements for operation of the Software and (ii) to operate and run the Software abide by relevant laws, regulations, and Esunny’s system operation requirements. Esunny agrees to (i) provide remote system operation services and technical support and (ii) provide safe and applicable storage space for our hardware equipment.

Epolestar Intelligent Platform V9.0 Licensing Service Contract

On May 23, 2017, ZYSL entered into a Licensing Service Contract with Esunny in connection with the use of Epolestar Intelligent Platform V9.0 (“Epolestar”). The term of this contract is two years starting and has been automatically renewed.

Pursuant to the agreement, we agreed to pay the annual licensing fee in the amount of HK$180,000 per year (approximately US$23,000). All copyright of Epolestar is owned by Esunny.

Pursuant to the contract, we agreed to (i) contact Esunny in time and accurately describe the current failure phenomenon so that Esunny can make a timely diagnosis; (ii) designate a specific person to cooperate with Esunny regarding software maintenance and technical support; and (iii) avoid transferring, selling, or disclosing of product designs, system structure and technical documents to third parties. Esunny agreed to (i) provide remote maintenance service and technical support and (ii) protect our commercial information and trade secrets.

Longbridge Whale

We leveraged Longbridge Whale to provide access to our clients for security trading. We are in the process of changing our stock trading platform from 2GoTrade to Longbridge during the fiscal years ended 2023 and 2024, during which time maintained both platforms to ensure stability of our services. Longbridge Whale is a one-stop Internet securities trading cloud service solution developed by Longbridge Technology Hong Kong Co., Ltd., a financial technology subsidiary of Longbridge Group. Longbridge Technology is a brokerage system provider of the Hong Kong Stock Exchange. All Whale systems are based on cloud-native architecture, which ensures the reliability, security and efficiency of system operation from the bottom layer, and also eliminates the need for a lot of capital investment in local computer room operation and maintenance. The system is to provide innovative securities brokerage infrastructure, empower the ecosystem, and jointly promote the digitization of the securities industry.

Whale provides brokers with one-stop, out-of-the-box products and solutions, including front, middle and back office systems such as App, trading, risk control, clearing and settlement, CRM, and intelligent marketing, as well as data services such as quotes, news information, and fundamental analysis. At the same time, Whale also integrates services such as bank channel business, stock channel business, options channel business, fund channel business, KYC/AML, etc.

Product Advantages

Supports account opening in more than 200 countries and regions worldwide, as well as multiple identity authentication techniques, so as to meet the compliance requirements of different countries and regions.

Trading covers multiple markets and products, providing comprehensive order trading capabilities such as conditional orders and attached orders

Comprehensive, accurate and efficient risk control for different stages of transactions

Able to facilitate almost instantaneous deposits and withdrawals and support extensive deposit and withdrawal methods

Front Office System

Online trading of stocks, ETFs, warrants, CBBCs, options, etc. across HK, US, China Connect, Singapore and other markets.

Support online trading of IPO subscriptions, fund subscriptions and redemption, and other OTC products.

Support a full range of exchange order types, plus self-developed conditional orders, additional orders, etc. to provide assistance for users’ position opening and profit taking & stop loss strategies.

Risk Control System

Real-time risk control indicators calculation are based on own real-time asset data and risk control management, making it safer and more efficient.

Unified buying power for multiple currencies in multiple markets, providing users with better trading experience.

Provide real-time asset risk monitoring and multi-scenario post-trading risk control and management.

Risk control judgment for front office trading and deposit & withdrawal scenarios can be completed within 5ms.

Material Agreements with Longbridge Whale

Below is the summary of the material agreements in connection with Longbridge Whale:

On February 28, 2023, ZYSL entered into a Service Agreement with Long Bridge Technology HK Limited. This agreement has an initial term of 24 months and will be automatically renewed.

Pursuant to the agreement, we agreed to pay a monthly fee of HK$25,000 (approximately US$3,200) plus additional charges.

Either party may terminate the agreement if the other party commits a material breach of the agreement and does not cure the breach within 30 calendar days of receipt of a notice by any other non-defaulting party.

Long Bridge Technology HK Limited granted us a limited, revocable, non-sublicensable, non-transferable, non-exclusive right to use the Service, including the Provider’s App, Provider’s base components, modules thereof. The license does not diminish our responsibility for compliance with all applicable laws and provisions under the agreement.

Business continuity measures

We also maintain formal business continuity policies and practices that are designed for rapid recovery should any business disruption or disaster occurs in the middle of our business operation. We regularly review and test our recovery plans and controls to ensure the effectiveness of such plans and controls in meeting our business needs.

Insurance

As per the Securities and Futures Ordinance, we, as the Participants of The Stock Exchange of Hong Kong Limited and carry out Type 1 regulated activities (dealing with securities), are required to take out and maintain insurance in relation to fidelity and crime risks in the manner prescribed by the Securities and Futures (Insurance) Rules.

ZYSL has in place the License Holders Insurance Scheme (LHI). The LHI does not cover professional indemnity or pure unauthorized trading where there is no intent or direct fund. The LHI, however, covers fidelity and crime risks, such as loss of client assets due to theft of employees or other fraudulent acts. The LHI has the expiring Policy Limit of HK$15,000,000 with an Excess of HK$ 3,000,000 for every claim/loss.

In addition to the LHI, we also maintain property insurance which covers risks of Office Content, Business Interruption, Money Protection, Personal Accident, Public Liability, and Employee’s Compensation. Our Directors consider that our company currently maintains adequate insurance policies.

Aside from the insurance coverage described above, we do not currently maintain nor plan to purchase directors and officers liability insurance in the future. Our directors consider the existing insurances that we have in place are adequate for our business.

Compliance

We believe that our comprehensive compliance framework covering regulatory compliance and AML procedures protects the assets and interests of our customers. Our Compliance Committee along with our three Responsible Officers carry out routine day-to-day compliance tasks and transaction reporting, business monitoring, and customer due diligence to ensure compliance with all applicable laws and regulations. Besides, they monitor complaints and compile responses to these complaints. The Compliance Committee also oversees general compliance with all applicable KYC rules and AML procedures, carries out the compliance policies, and prepares reports to any regulatory agencies if needed. Lastly, all compliance employees are required to undergo continuous intensive on-the-job training to become familiar with the latest regulatory environment developments.

Data Privacy

In the course of our operation, we will collect personal data from our customers in connection with the account opening and our business operations and this information may be subject to data privacy laws in the jurisdiction of Hong Kong. According to the relevant law in relation to data privacy, it is necessary for customers, or data owners, to provide consent to the data collector for his/her agreement to its usage. Our data privacy statement states that the personal data being collected can be used for purposes of data analysis and supporting us to develop and to improve our products. We believe that we are in compliance with all relevant laws and regulations in all material respects with respect to data privacy.

Risk Management

Our business activities expose us to various risks. Identifying and measuring our risks is critical to our ability to manage risk within acceptable tolerance levels in order to minimize the effect on our business, results of operations and financial condition. Our management team is responsible for managing risk. It is overseen by our board of directors. We use risk management processes and have policies and procedures for identifying, measuring and managing risks, including establishing threshold levels for our most significant risks.

Our business exposes us to the following broad categories of risk:

Operational Risk - Operational risk is the risk of loss resulting from inadequate or failed internal processes or controls, human error or misconduct, systems and technology problems or from external events. It also involves compliance with regulatory and legal requirements. Operational risk is the most prevalent form of risk in our risk profile. We manage operational risk by establishing policies and procedures to accomplish timely and efficient processing, obtaining periodic internal control attestations from management and conducting internal audit reviews to evaluate the effectiveness of internal controls.

Cybersecurity Risk - Cybersecurity risk is the risk of a malicious technological attack intended to impact the confidentiality, availability, or integrity of our systems and data, including, but not limited to, sensitive client data. Our technology and security teams rely on a layered system of preventive and detective technologies, practices, and policies to detect, mitigate, and neutralize cybersecurity threats. Cyber-attacks can also result in financial and reputational risk.

Market Risk - Market risk is the risk of loss resulting from adverse movements in market factors, such as asset prices, foreign exchange rates and interest rates. Our market risk related to asset prices is mitigated by us routing client trades for execution, primarily on an agency rather than on a principal basis, and our maintenance of fixed-income securities to meet client requirements. Interest rate risk is our most prevalent form of market risk.

Credit Risk - Credit risk is the risk of loss resulting from failure of obligors to honor their payment obligations. Our exposure to credit risk mainly arises from client margin lending and leverage activities, securities lending activities and other counterparty credit risks.

Liquidity Risk - Liquidity risk is the risk of loss resulting from the inability to meet current and future cash flow needs.

Strategic Risk - Strategic risk is the risk of loss arising from ineffective business strategies, improper implementation of business strategies, or lack of responsiveness to changes in the business and competitive environment. Our executive management is responsible for establishing an appropriate corporate strategy intended to create value for shareholders, clients and employees, with oversight by our board of directors. Our management is responsible for defining the priorities, initiatives and resources necessary to execute the strategic plan, the success of which is regularly evaluated by the board of directors.

Reputational Risk - Reputational risk is the risk arising from possible negative perceptions, whether true or not, of the Company among our clients, counterparties, shareholders, suppliers, employees and regulators. The potential for either enhancing or damaging our reputation is inherent in almost all aspects of business activity. We manage this risk through our commitment to a set of core values that emphasize and reward high standards of ethical behavior, maintaining a culture of compliance and by being responsive to client and regulatory requirements.

Risk is inherent in our business, and therefore, despite our efforts to manage risk, there can be no assurance that we will not sustain unexpected losses. For a discussion of the factors that could materially affect our business, financial condition or future results of operations, see “Item 1A. Risk Factors.”

Competition

We believe that the principal determinants of success in the retail brokerage market are brand recognition, size of client base and client assets, ability to attract new clients and client assets, client trading activity, efficiency of operations, technology infrastructure and advancements and access to financial resources. We also believe that the principal factors considered by clients in choosing a brokerage firm are reputation, client service quality, price, convenience, product offerings, quality of trade execution, platform capabilities, innovation and overall value. Based on our experience and the success we have enjoyed to date, we believe that we presently compete successfully in each of these categories. The market for brokerage services, particularly electronic brokerage services, continues to evolve and is highly competitive. We experience significant competition and expect this competitive environment to continue. We encounter direct competition from numerous other brokerage firms, many of which provide online brokerage services. These competitors include UP Fintech Holding Limited and Futu Holdings Limited. We also encounter competition from the broker-dealer affiliates of established full-commission brokerage firms as well as from banks, mutual fund sponsors, online wealth management services (including so-called “robo-advisors”) and other financial institutions and organizations, some of which provide online brokerage services.

Technology and Information Systems

Our technological capabilities and systems are central to our business and are critical to our goal of providing the best execution at the best value for our clients. Our operations require reliable, scalable systems that can handle complex financial transactions for our clients with speed and accuracy. Our third-party licensed sophisticated technology automates securities transactions. Our ability to effectively leverage and adopt new technology to improve our services is a key component of our success.

We continue to make investments in technology and information systems. We have spent a significant amount of resources to increase capacity and improve speed, reliability and security. To provide for system continuity during potential power outages, we have equipped our data centers with uninterruptible power supply units and back-up generators. We invest annually in our cybersecurity capabilities and utilize leading risk mitigation approaches to benchmark ourselves and to continually enhance client and systems protection.

Clearing Operations

Futures Clearing

In order to gain access to futures and options traded on global futures exchanges in which we are not a clearing member and/or which we are not admitted as a trading participant, we have entered into arrangements with various execution brokerage firms who have requisite trading rights with the relevant global futures exchanges. We maintain an omnibus client account with each of these execution brokerage firms through which our clients may place their trade orders in respect of futures products traded on global futures exchanges through our online trading platform.

As with our clearing operations, these execution brokers carry out similar “mark-to-market” valuations and assessments, reviews of account equity positions and evaluate the necessity to make margin calls prior to executing trades through the omnibus account we maintain with them. Although trades are carried out through an omnibus account with each execution broker, the margin requirements are to be met individually by each of our clients placing a trade order and we would take steps to ensure that the failure of a single client, or clients, to meet margin requirements would not affect the trades of other clients.

For a trade which is carried out through an execution broker, the execution broker will charge: (i) a brokerage fee; and (ii) disbursements including the trading exchange fee charged by the relevant futures exchange for executing the relevant trade order. The fee which we will charge our client for an executed trade will include the total amount of fees charged by the execution broker, together with a brokerage fee which we will charge for arranging the trade through the execution broker.

Securities Clearing

As we are a licensed broker in Hong Kong with integration into the trading systems of the Hong Kong Stock Exchange and the CCASS clearing system, we manage all steps involved in processing securities transactions independently for securities listed on the Hong Kong Stock Exchange or qualified under the Hong Kong.

For securities traded on the major stock exchanges in the U.S., we aggregate trade instructions from clients and, without disclosing underlying client names or fund details, collaborate with qualified execution broker for execution and settlement. From the client’s perspective, the process is seamless as we handle all client communications and touchpoints, including delivery and receipt of funds.

Licenses

Due to the licensing requirements of the HKSFC, ZYSL and ZYCL are required to obtain necessary licenses to conduct their business in Hong Kong and their business and responsible personnel are subject to the relevant laws and regulations and the respective rules of the HKSFC. ZYSL currently holds a Type 1 license for dealing in securities and a Type 2 license for dealing in futures contracts. ZYCL currently holds a Type 4 license for advising on securities, a Type 5 license for advising on futures contracts and a Type 9 license for asset management. See “Item 1. Business-Regulation-Licensing Regime Under the HKSFO.” These licenses have no expiry date and will remain valid unless they are suspended, revoked or cancelled by the HKSFC. We pay standard governmental annual fees to the HKSFC and are subject to continued regulatory obligations and requirements, including the maintenance of minimum paid-up share capital and liquid capital, maintenance of segregated accounts, and submission of audited accounts and other required documents, among others. See “Item 1. Business-Regulation-Licensing Regime Under the HKSFO.”

A company must obtain a money lender’s license to carrying on business as a money lender in Hong Kong. The licensing of money lenders and regulation of money-lending transactions are governed by the Money Lenders Ordinance, Chapter 163 of the Laws of Hong Kong. Winrich obtained the money lender’s license from the Licensing Court of Hong Kong on September 5, 2023, to conduct it business. See “Item 1. Business-Regulation- Money Lenders Ordinance (Chapter 163 of the Laws of Hong Kong)”.

Regulation

Our business operations are conducted in Hong Kong and are subject to Hong Kong laws and regulations. This section summarizes the most significant rules and regulations that affect our business activities in Hong Kong.

The Securities and Futures Ordinance (Cap. 571) of Hong Kong, or the HKSFO, including its subsidiary legislation, is the principal legislation regulating the securities and futures industry in Hong Kong, including the regulation of securities and futures markets and leveraged foreign exchange trading, the offering of investments to the public in Hong Kong, and intermediaries and their conduct of regulated activities. In particular, Part V of the HKSFO and the relevant guidelines and codes issued by the HKSFC deal with licensing and registration matter.

The HKSFO is administered by the HKSFC, which is the statutory regulatory body that governs the securities and futures markets and non-bank retail leveraged foreign exchange market in Hong Kong.

In addition, the Companies (Winding Up and Miscellaneous Provisions) Ordinance (Cap. 32) of Hong Kong including its subsidiary legislation also provides that the HKSFC is responsible for authorizing the registration of prospectuses for offerings of shares and debentures in Hong Kong and/or granting exemptions from strict compliance with the provisions in the Companies (Winding Up and Miscellaneous Provisions) Ordinance (Cap. 32) of Hong Kong. The HKSFO provides that the HKSFC is also responsible for authorizing certain securities (including the relevant offering documents) that are not shares or debentures.

The Hong Kong securities and futures market (with respect to listed instruments) is also governed by the rules and regulations introduced and administered by the Stock Exchange of Hong Kong Limited, or SEHK, and the Hong Kong Futures Exchange Limited, or HKFE.

The HKSFC

The HKSFC is an independent statutory body which administers the HKSFO and is responsible for regulating the securities and the futures industry in Hong Kong. The HKSFC works to strengthen and protect the integrity and soundness of Hong Kong’s securities and futures markets for the benefit of investors and the industry.

As set out in the HKSFO, HKSFC’s regulatory objectives are:

●	to maintain and promote the fairness, efficiency, competitiveness, transparency, and orderliness of the securities and futures industry;

●	to promote understanding by the public of financial services including the operation and functioning of the securities and futures industry;

●	to provide protection for members of the public investing in or holding financial products;

●	to minimize crime and misconduct in the securities and futures industry;

●	to reduce systemic risks in the securities and futures industry; and

●	to assist the Financial Secretary of Hong Kong in maintaining the financial stability of Hong Kong by taking appropriate actions in relation to the securities and futures industry.

The HKSFC has five operational divisions, which are corporate finance, enforcement, intermediaries (including licensing and intermediaries supervision), investment products, and supervision of markets. The HKSFC is also supported by the corporate affairs and legal services divisions.

Below are some of the participants in the securities and futures market that HKSFC regulates in achieving the regulatory objectives under the HKSFO:

●	Brokers, investment advisers, fund managers, and intermediaries carrying out the regulated activities as listed in “- Licensing Regime Under the HKSFO-Types of Regulated Activities” below,

●	Listed companies,

●	Hong Kong Exchanges and Clearing Limited, and

●	Market participants (including investors).

Licensing Regime Under the HKSFO

The functions of the HKSFC, as a gatekeeper of standards for individuals and corporations seeking approval to enter into the securities and futures markets of Hong Kong, include the following:

●	grant licenses to those who are appropriately qualified and can demonstrate their fitness and properness to be licensed under the HKSFO;

●	maintain online a public register of licensed persons and registered corporations;

●	monitor the ongoing compliance of licensing requirements by licensees, substantial shareholders of licensed corporations, and directors of licensed corporations; and

●	initiate policies on licensing issues.

●	The HKSFC operates a system of authorizing corporations and individuals (through licenses) to act as financial intermediaries. Under the HKSFO, a corporation that is not an authorized financial institution (as defined in section 2(1) of the Banking Ordinance (Cap. 155) of Hong Kong) and is:

●	carrying on a business in a regulated activity (or holding out as carrying on a regulated activity), or

●	actively marketing, whether in Hong Kong or from a place outside Hong Kong, to the public such services it provides, would constitute a regulatory activity if provided in Hong Kong, must be licensed by the HKSFC to carry out that regulatory activity, unless one of the exemptions under the HKSFO applies.

In addition to the licensing requirements on corporations, any individual who: (i) performs any regulated function in relation to a regulated activity carried on as a business, or (ii) holds himself out as performing such regulated activity, must be licensed separately under the HKSFO as a Licensed Representative accredited to his principal.

Types of Regulated Activities

The HKSFO provides a licensing regime under which a person needs a license to carry on different types of regulated activities as specified in Schedule 5 of the HKSFO. The different types of regulated activities are set out as follows:

Type 1: dealing in securities;

Type 2: dealing in futures contracts;

Type 3: leveraged foreign exchange trading;

Type 4: advising on securities;

Type 5: advising on futures contracts;

Type 6: advising on corporate finance;

Type 7: providing automated trading services;

Type 8: securities margin financing;

Type 9: asset management;

Type 10: providing credit rating services;

Type 11: Dealing in OTC derivative products or advising on OTC derivative products; and

Type 12: Providing client clearing services for OTC derivative transactions.

The amendments to the HKSFO in relation to Type 11 regulated activity is, as of the date of this annual report, not yet in operation. The day on which the Type 11 regulated activity will come into operation will be appointed by the Hong Kong Secretary for Financial Services and the Treasury by notice published in the Gazette.

The Type 12 regulated activity came into operation on September 1, 2016 pursuant to the Securities and Futures (Amendment) Ordinance 2014 (Commencement) Notice 2016 (L.N. 27 of 2016), in so far as it relates to paragraph (c) of the new definition of “excluded services” in Part 2 of Schedule 5 to the HKSFO. The licensing requirement with respect to Type 12 regulated activity is, as of the date of this annual report, not yet in operation and the effective date will be appointed by the Hong Kong Secretary for Financial Services and the Treasury by notice published in the Gazette.

As of the date of this annual report, we and our subsidiaries were licensed under the HKSFO to conduct the following regulated activities:

Company	Type of Regulated Activities
ZYSL	Type 1 and 2
ZYCL	Type 4, 5 and 9
Minimum Amount of Paid-Up Share Capital
ZYSL	HK$41,400,000
ZYCL	HK$5,000,000
Minimum Amount of Required Liquid Capital
ZYSL	Higher of HK$3,000,000 or(1)
ZYCL	Higher of HK$3,000,000 or(1)

Subject to certain exemptions specified under the Securities and Futures (Financial Resources) Rules of Hong Kong (the “FRR”), ZYSL and ZYCL, as securities dealers and asset management companies registered with the HKSFC, are required to maintain minimum paid-up share capital and to maintain minimum amounts of liquid capital in accordance with the FRR.

(1)	In the case of a corporation licensed for any regulated activities other than Type 3 regulated activities, its variable required liquid capital which means 5% of the aggregate of (i) its adjusted liabilities, (ii) the aggregate of the initial margin requirements in respect of outstanding futures contracts and outstanding options contracts held by it on behalf of its clients, and (iii) the aggregate of the amounts of margin required to be deposited in respect of outstanding futures contracts and outstanding options contracts held by it on behalf of its clients, to the extent that such contracts are not subject to the requirement of payment of initial margin requirements.

Use of proceeds to fulfill requirements under the Financial Resources Rules

Currently, neither of ZYSL or ZYCL needs to rely on any of the IPO proceeds to fulfill the requirements under the Financial Resources Rules. Nevertheless, ZYSL and ZYCL may use part of the IPO proceeds for its future business development, and its liquidity position under the Financial Resources rules will be strengthened as a result.

There is no condition on the HKSFC license of ZYSL. The following conditions are currently imposed on the HKSFC license of ZYCL:

The licensee shall only provide services to professional investors. The term “professional investor” is as defined in the Securities and Futures Ordinance and its subsidiary legislation.

For Type 9 regulated activity, prior to March 22, 2022, the licensee shall not conduct business involving the discretionary management of any collective investment scheme. The term “collective investment scheme” is as defined under the Securities and Futures Ordinance. On March 22, 2022, ZYCL successfully removed this condition on the license.

Licensed Corporation

For application as a licensed corporation, the applicant has to be incorporated in Hong Kong or an overseas company registered with the Companies Registry of Hong Kong. The licensed corporation has to satisfy the HKSFC that it has proper business structure, good internal control systems and qualified personnel to ensure the proper management of risks that it will encounter in carrying on the proposed regulated activities as detailed in its business plan submitted to the HKSFC.

Detailed guidelines to meet the requirements and expectations of the HKSFC are contained in the following publications of the HKSFC:

●	“Guidelines on Competence”;

●	“the Code of Conduct for Persons Licensed by or Registered with the Securities and Futures Commission,” or the Code of Conduct;

●	“the Management, Supervision and Internal Control Guidelines for Persons Licensed by or Registered with the HKSFC”;

●	“Corporate Finance Adviser Code of Conduct”; and

●	“Fund Manager Code of Conduct.”

Responsible Officers

For each regulated activity conducted by a licensed corporation, it must appoint no less than two responsible officers, at least one of them must be an executive director, to directly supervise the business of such regulated activity. A responsible officer is an individual approved by the HKSFC to supervise the regulated activity or activities of the licensed corporation to which he or she is accredited. For each regulated activity of a licensed corporation, it should have at least one responsible officer available at all times to supervise the business.

Qualification and Experience Required for Being a Responsible Officer

A person who intends to apply to be a responsible officer must demonstrate that he or she fulfils the requirements on both competence and sufficient authority. An applicant should possess appropriate ability, skills, knowledge, and experience to properly manage and supervise the corporation’s regulated activity or activities. Accordingly, the applicant has to fulfil certain requirements on academic and industry qualifications, relevant industry experience, management experience, and local regulatory framework paper as stipulated by the HKSFC.

Managers-in-Charge of Core Functions, or MICs

A licensed corporation is required to designate certain individuals as MICs and provide to the HKSFC information about its MICs and their reporting lines. MICs are individuals appointed by a licensed corporation to be principally responsible, either alone or with others, for managing each of the following eight core functions of the licensed corporation:

(i)	overall management oversight;

(ii)	key business lines;

(iii)	operational control and review;

(iv)	risk management;

(v)	finance and accounting;

(vi)	information technology;

(vii)	compliance; and

(viii)	anti-money laundering and counter-terrorist financing.

The management structure of a licensed corporation (including its appointment of MICs) should be approved by the board of the licensed corporation. The board should ensure that each of the licensed corporation’s MICs has acknowledged his or her appointment as MIC and the particular core function(s) for which he or she is principally responsible.

Fit and Proper Requirement

Persons who apply for licenses under the HKSFO must satisfy and continue to satisfy after the grant of such licenses by the HKSFC that they are fit and proper persons to be so licensed. Generally, a fit and proper person means one who is financially sound, competent, honest, reputable, and reliable.

Section 129(1) of the HKSFO sets out a number of matters that the HKSFC shall have regard to in assessing the fitness and properness of a person, an individual, corporation, or institution, which includes:

●	financial status or solvency;

●	educational or other qualifications or experience having regard to the nature of the functions to be performed;

●	ability to carry on the regulated activity concerned competently, honestly, and fairly; and

●	reputation, character, reliability, and financial integrity of the applicant and other relevant persons as appropriate.

The above fit and proper criteria serve as the fundamental basis when the HKSFC considers each license or registration application. Detailed guidelines are contained in “the Fit and Proper Guidelines,” “the Licensing Information Booklet,” and “the Guidelines on Competence” published by the HKSFC.

The Fit and Proper Guidelines apply to a number of persons including the following:

●	an individual who applies for license or is licensed under Part V of the HKSFO;

●	a licensed representative who applies for approval or is approved as a responsible officer under Part V of the HKSFO;

●	a corporation which applies for license or is licensed under Part V of the HKSFO;

●	an authorized financial institution which applies for registration or is registered under Part V of the HKSFO;

●	an individual whose name is to be or is entered in the register maintained by the Hong Kong Monetary Authority under section 20 of the Banking Ordinance (Cap. 155) of Hong Kong; and

●	an individual who applies to be or has been given consent to act as an executive director of a registered institution under section 71C of the Banking Ordinance (Cap. 155 of Hong Kong).

●	Section 129(2) of the HKSFO empowers the HKSFC to take into consideration any of the following in considering whether a person is fit and proper:

●	decisions made by such relevant authorities as stated in section 129(2)(a) of the HKSFO or any other authority or regulatory organization, whether in Hong Kong or elsewhere, in respect of that person;

●	in the case of a corporation, any information relating to:

o	any other corporation within the group of companies; or

o	any substantial shareholder or officer of the corporation or of any of its group companies;

●	in the case of a corporation licensed under section 116 or 117 of the HKSFO or registered under section of the HKSFO or an application for such license or registration:

o	any information relating to any other person who will be acting for or on its behalf in relation to the regulated activity; and

o	whether the person has established effective internal control procedures and risk management systems to ensure its compliance with all applicable regulatory requirements under any of the relevant provisions;

●	in the case of a corporation licensed under section 116 or section 117 of the HKSFO or an application for the license, any information relating to any person who is or to be employed by, or associated with, the person for the purposes of the regulated activity; and

●	the state of affairs of any other business which the person carries on or proposes to carry on.

The HKSFC is obliged to refuse an application to be licensed if the applicant fails to satisfy the HKSFC that the applicant is a fit and proper person to be licensed. The onus is on the applicant to make out a case that the applicant is fit and proper to be licensed for the regulated activity.

Continuing Obligations of Licensed Corporations

Licensed corporations, licensed representatives, and responsible officers must remain fit and proper as defined under the HKSFO at all times. They are required to comply with all applicable provisions of the HKSFO and its subsidiary rules and regulations as well as the codes and guidelines issued by the HKSFC.

Outlined below are some of the key continuing obligations of our licensed corporations under the HKSFO:

●	maintenance of minimum paid-up share capital and liquid capital, and submission of financial returns to the HKSFC in accordance with the requirements under the Securities and Futures (Financial Resources) Rules (as discussed in more detail below);

●	maintenance of segregated account(s), and custody and handling of client securities in accordance with the requirements under the Securities and Futures (Client Securities) Rules (Chapter 571H of the Laws of Hong Kong);

●	maintenance of segregated account(s), and holding and payment of client money in accordance with the requirements under the Securities and Futures (Client Money) Rules (Chapter 571I of the Laws of Hong Kong);

●	maintenance of proper records in accordance with the requirements prescribed under the Securities and Futures (Keeping of Records) Rules (Chapter 571O of the Laws of Hong Kong);

●	maintenance of insurance against specific risks for specified amounts in accordance with the requirements under the Securities and Futures (Insurance) Rules (Chapter 571AI of the Laws of Hong Kong);

●	payment of annual fees and submission of annual returns to the HKSFC within one month after each anniversary date of the license; and

●	implementation of appropriate policies and procedures relating to client acceptance, client due diligence, record keeping, identification, and reporting of suspicious transactions and staff screening, education, and training in accordance with the requirements under the Guideline on Anti-Money Laundering and Counter-Terrorist Financing issued by the HKSFC;

Obligation for substantial shareholders

A person shall, in relation to a corporation, be regarded as a substantial shareholder of the corporation if he, either alone or with any of his associates-

(i)	has an interest in shares in the corporation-

(a)	the aggregate number of which shares is equal to more than 10% of the total number of issued shares of the corporation; or

(b)	which entitles the person, either alone or with any of his associates and either directly or indirectly, to exercise or control the exercise of more than 10% of the voting power at general meetings of the corporation; or

(i)	holds shares in any other corporation which entitles him, either alone or with any of his associates and either directly or indirectly, to exercise or control the exercise of 35% or more of the voting power at general meetings of the other corporation, or of a further corporation, which is itself entitled, either alone or with any of its associates and either directly or indirectly, to exercise or control the exercise of more than 10% of the voting power at general meetings of the corporation.

A person shall be regarded as being entitled to exercise or control the exercise of 35% or more of the voting power at general meetings of a corporation indirectly if he, either alone or with any of his associates, has an interest in shares in a further corporation which entitles him, either alone or with any of his associates, to exercise or control the exercise of 35% or more of the voting power at general meetings of the further corporation which is itself entitled, either alone or with any of its associates, to exercise or control the exercise of 35% or more of the voting power at general meetings of the first-mentioned corporation.

Under section 132 of the HKSFO, a person (including a corporation) has to apply for HKSFC’s approval prior to becoming or continuing to be, as the case may be, a substantial shareholder of a corporation licensed under section 116 of the HKSFO. A person who has become aware that he has become a substantial shareholder of a licensed corporation without HKSFC’s prior approval should, as soon as reasonably practicable and in any event within three business days after he becomes so aware, apply to the HKSFC for approval to continue to be a substantial shareholder of the licensed corporation.

Supervision by the HKSFC

HKSFC supervises licensed corporations and intermediaries operating in the market. HKSFC conducts on-site inspections and off-site monitoring to ascertain and supervise intermediaries’ business conduct and compliance with relevant regulatory requirements and to assess and monitor the financial soundness of intermediaries.

Disciplinary Power of the HKSFC

Under Part IX of the HKSFO and subject to the due process for exercising disciplinary powers laid down in section 198 of the HKSFO, the HKSFC may exercise any of the following disciplinary actions against a regulated person (including a licensed person or a registered institution) if that person is found to be guilty of misconduct or the HKSFC is of the opinion that a regulated person is not fit and proper to be or remain the same type of regulated person (sections 194 and 196 of the HKSFO).

●	revocation or suspension of a license or a registration; revocation or suspension of part of a license or registration in relation to any of the regulated activities for which a regulated person is licensed or registered;

●	revocation or suspension of the approval granted to a responsible officer;

●	public or private reprimand on a regulated person;

●	prohibition of a regulated person from applying to be licensed or registered or to be approved as a responsible officer;

●	prohibition of a regulated person from applying to be given consent to act or continue to act as an executive officer of a registered institution;

●	prohibition of a regulated person from re-entry to be licensed or registered; and

●	pecuniary penalty of not exceeding the amount of HK$10 million or three times the amount of the profit gained or loss avoided as a result of the misconduct.

Exchange and Clearing Participantship

As of the date of this annual report, ZYSL is a participant of the following exchanges or clearing houses:

Exchange/Clearing House	Type of Participantship
SEHK	Type 1 Participants (Participant ID: 02011)
HKSCC	Type 1 Participants (Participant ID: B02011)

Trading Rights

In addition to the licensing requirements under the HKSFO, the rules promulgated by the SEHK and the HKFE require any person who wishes to trade on or through their respective facilities to hold a trading right, or Trading Right. The Trading Right confers on its holder the eligibility to trade on or through the relevant exchange. However, the holding of a Trading Right does not, of itself, permit the holder to actually trade on or through the relevant exchange. In order to do this, it is also necessary for the person to be registered as a participant of the relevant exchange in accordance with its rules.

Stock Exchange Trading Rights and Futures Exchange Trading Rights are issued by the SEHK and HKFE at a fee and in accordance with the procedures set out in their respective rules. Alternatively, Stock Exchange Trading Rights and Futures Exchange Trading Rights can be acquired from existing Trading Right holders subject to the rules of the respective exchanges.

As of the date of this annual report, we only hold a Stock Exchange Trading Right.

Exchange Participantship

The table below sets out a summary of the requirements for becoming an exchange participant of the relevant exchange:

	Stock Exchange Participant / Stock Options Exchange Participant	Futures Exchange Participant

Legal Status	Being a company limited by shares incorporated in Hong Kong

SFC Registration	Being a licensed corporation qualified to carry out Type 1 regulated activity under the SFO	Being a licensed corporation qualified to carry out Type 2 regulated activity under the SFO

Trading Right	Holding a Stock Exchange Trading Right	Holding a Futures Exchange Trading Right

Financial Standing	Having good financial standing and integrity

Financial Resources Requirement	Complying with the minimum capital requirement, liquid capital requirement and other financial resources requirements as specified by the FRR

Clearing Participantship

An entity must be an exchange participant of the relevant exchange before it can become a clearing participant of the following clearing houses, namely the HKSCC, HKFE Clearing Corporation Limited, and The SEHK Options Clearing House Limited.

As of the date of this annual report, we are an SEHK participant (Participant ID: 02011).

HKSCC

HKSCC has, among others, two categories of participantship: (i) the Direct Clearing Participant; and (ii) the General Clearing Participant. The requirements of Direct Clearing Participantship are as follows:

●	to be an Exchange Participant of the SEHK;

●	to undertake to (i) sign a participant agreement with HKSCC; (ii) pay to HKSCC an admission fee of HK$50,000 in respect of each Stock Exchange Trading Right held by it; and (iii) pay to HKSCC its contribution to the Guarantee Fund of HKSCC as determined by HKSCC from time to time subject to a minimum cash contribution of the higher of HK$50,000 or HK$50,000 in respect of each Stock Exchange Trading Right held by it;

●	to open and maintain a single current account with one of the Central Clearing and Settlement System, or CCASS, designated banks and execute authorizations to enable the designated bank to accept electronic instructions from HKSCC to credit or debit the account for CCASS money settlement, including making payment to HKSCC;

●	to provide a form of insurance to HKSCC as security for liabilities arising from defective securities deposited by it into CCASS, if so required by HKSCC; and

●	to have a minimum liquid capital of HK$3,000,000.

As of the date of this annual report, we are an HKSCC participant (Participant ID: B02011).

Money Lenders Ordinance (Chapter 163 of the Laws of Hong Kong)

Money lenders and money-lending transactions in Hong Kong are regulated by the Money Lenders Ordinance. In general, any person who carries on business as a money lender must apply for and maintain a money lenders license (valid for 12 months) granted by the licensing court under the Money Lenders Ordinance, unless any exemption under the Money Lenders Ordinance applies.

An application for or renewal of this license is subject to any objection by the Registrar of Money Lenders (the role is presently performed by the Registrar of Companies) and the Commissioner of Police. The Commissioner of Police is responsible for enforcing the Money Lenders Ordinance, including carrying out examinations on applications for money lenders licenses, renewal of licenses and endorsements on licenses, and is responsible for investigations of complaints against money lenders.

The register of licensed money lenders is currently kept in the Companies Registry of Hong Kong and is available for inspection. The Money Lenders Ordinance provides for protection and relief against excessive interest rates and extortionate stipulations in respect of loans by, for example, making it an offense for a person to lend money at an effective interest rate exceeding or extortionate provisions. On October 26, 2022, the Legislative Council passed a resolution to reduce, with effect from December 30, 2022, the statutory interest rate limits under the Money Lenders Ordinance, including reducing the interest rate cap under section 24 from 60% per annum to 48% per annum. The resolution was published in the Gazette on October 28, 2022. It also stipulates various mandatory documentary and procedural requirements that are required to be observed by a money lender in order to enforce in the courts of law a lending agreement or security being the subject of the Money Lenders Ordinance.

Mandatory Provident Fund Scheme

The Mandatory Provident Fund Schemes Ordinance (Cap. 485) of Hong Kong, or MPFSO, including its subsidiary legislation, is the principal legislation to provide the framework for the establishment of a system of privately managed, employment-related mandatory provident fund, or MPF, schemes to accrue MPF benefits for members of the workforce of Hong Kong when they retire.

As of the date of this annual report, we are in compliance with the MPFSO.

Anti-Money Laundering and Counter-Terrorist Financing

Licensed corporations are required to comply with the applicable anti-money laundering and counter-terrorist financing laws and regulations in Hong Kong (including Anti-Money Laundering and Counter-Terrorist Financing (Financial Institutions) Ordinary Chapter 615 of the Laws of Hong Kong) as well as the Guideline on Anti-Money Laundering and Counter-Financing of Terrorism (For Licensed Corporations), or Anti-Money Laundering Guideline.

The Anti-Money Laundering Guideline provides practical guidance to assist licensed corporations and their senior management in designing and implementing their own anti-money laundering and counter-terrorist financing policies, procedures and controls in order to meet the relevant legal and regulatory requirements in Hong Kong. Under the Anti-Money Laundering Guideline, licensed corporations should, among other things:

●	take all reasonable measures to ensure that proper safeguards exist to mitigate the risks of money laundering and terrorism financing, or ML/TF, and to prevent a contravention of any requirement;

●	establish and implement adequate and appropriate anti-money laundering and counter-financing of terrorism systems; consider the characteristics of the products and services that it offers and the extent to which these are vulnerable to ML/TF abuse;

●	consider its delivery/distribution channels and the extent to which these are vulnerable to ML/TF abuse;

●	when assessing the customer risk, consider who their customers are, what they do and any other information that may suggest the customer is of higher risk;

●	be vigilant where the customer is of such a legal form that enables individuals to divest themselves of ownership of property whilst retaining an element of control over it or the business/industrial sector to which a customer has business connections is more vulnerable to corruption;

●	consider risks inherent in the nature of the activity of the customer and the possibility that the transaction may itself be a criminal transaction; and

●	pay particular attention to countries or geographical locations of operation with which its customers and intermediaries are connected where they are subject to high levels of organized crime, increased vulnerabilities to corruption and inadequate systems to prevent and detect ML/TF.

As of the date of this annual report, our operations are run in compliance with the Anti-Money Laundering Guideline.

4.C. Organizational structure.

The following is a list of our subsidiaries as of the date of this annual report.

Name of Subsidiary	Jurisdiction of Incorporation or Organization
ZYAL (BVI) Limited	British Virgin Islands

ZYCL (BVI) Limited	British Virgin Islands

ZYFL (BVI) Limited	British Virgin Islands

ZYIL (BVI) Limited	British Virgin Islands

ZYNL (BVI) Limited	British Virgin Islands

ZYPL (BVI) Limited	British Virgin Islands

ZYSL (BVI) Limited	British Virgin Islands

ZYTL (BVI) Limited	British Virgin Islands

ZYXL (BVI) Limited	British Virgin Islands

Zhong Yang Financial Services Limited	Hong Kong

Zhong Yang Securities Limited	Hong Kong

Zhong Yang Capital Limited	Hong Kong

WIN100 Management Limited	British Virgin Islands

WIN100 TECH Limited	British Virgin Islands

WIN100 WEALTH LIMITED	British Virgin Islands

Winrich Finance Limited	Hong Kong

Winrich Trust Limited	Hong Kong

TOP 500 SEC PTY LTD	Australia

TOP ASSET MANAGEMENT PTE.LTD.	Singapore

TOP FINANCIAL PTE.LTD.	Singapore

TOP Solar Fund SPC.	Cayman Islands

Triumph Capital Limited	British Virgin Islands

Plump Investment Limited	British Virgin Islands

The following diagram illustrates the corporate structure of TOP Financial Group Limited and its subsidiaries as of the date of this annual report:

Human Capital / Employees

We had 30 employees as of March 31, 2026. We enter into individual employment contracts with selected employees to cover matters including non-competition and confidentiality arrangements. We generally formulate our employees’ remuneration package to include salary and benefits. We provide our employees with social security benefits in accordance with all applicable regulations and internal policies. None of our employees are represented by labor unions. We believe that we maintain a good working relationship with our employees and we have not experienced any significant labor disputes.

Taxation

Cayman Islands Taxation

The Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation and there is no taxation in the nature of inheritance tax or estate duty. There are no other taxes likely to be material to us levied by the government of the Cayman Islands except for stamp duties which may be applicable on instruments executed in, or after execution brought within the jurisdiction of the Cayman Islands. The Cayman Islands is not party to any double tax treaties that are applicable to any payments made to or by our company. There are no exchange control regulations or currency restrictions in the Cayman Islands.

Payments of dividends and capital in respect of the shares will not be subject to taxation in the Cayman Islands and no withholding will be required on the payment of a dividend or capital to any holder of our Ordinary Shares, nor will gains derived from the disposal of our Ordinary Shares be subject to Cayman Islands income or corporation tax.

Hong Kong Taxation

The following summary of certain relevant taxation provisions under the laws of Hong Kong is based on current law and practice and is subject to changes therein. This summary does not purport to address all possible tax consequences relating to purchasing, holding or selling our Ordinary Shares, and does not take into account the specific circumstances of any particular investors, some of whom may be subject to special rules. Accordingly, holders or prospective purchasers (particularly those subject to special tax rules, such as banks, dealers, insurance companies and tax-exempt entities) should consult their own tax advisers regarding the tax consequences of purchasing, holding or selling our Ordinary Shares. Under the current laws of Hong Kong:

●	No profit tax is imposed in Hong Kong in respect of capital gains from the sale of the Ordinary Shares.

●	Revenues gains from the sale of our Ordinary Shares by persons carrying on a trade, profession or business in Hong Kong where the gains are derived from or arise in Hong Kong from the trade, profession or business will be chargeable to Hong Kong profits tax, which is currently imposed at the rate of 16.5% on corporations and at a maximum rate of 15% on individuals and unincorporated businesses.

●	Gains arising from the sale of Ordinary Shares, where the purchases and sales of the Ordinary Shares are effected outside of Hong Kong such as, for example, on Cayman Islands, should not be subject to Hong Kong profits tax.

According to the current tax practice of the Hong Kong Inland Revenue Department, dividends paid on the Ordinary Shares would not be subject to any Hong Kong tax.

No Hong Kong stamp duty is payable on the purchase and sale of the Ordinary Shares.

United States Federal Income Tax Considerations

The following discussion is a summary of U.S. federal income tax considerations generally applicable to the ownership and disposition of our Ordinary Shares by a U.S. Holder (as defined below) that acquires our Ordinary Shares and holds our Ordinary Shares as “capital assets” (generally, property held for investment) under the U.S. Internal Revenue Code of 1986, as amended, or the Code. This discussion is based upon existing U.S. federal tax law, which is subject to differing interpretations or change, possibly with retroactive effect. No ruling has been sought from the Internal Revenue Service, or the IRS, with respect to any U.S. federal income tax considerations described below, and there can be no assurance that the IRS or a court will not take a contrary position. This discussion, moreover, does not address the U.S. federal estate, gift, and alternative minimum tax considerations, the Medicare tax on certain net investment income, information reporting or backup withholding or any state, local, and non-U.S. tax considerations, relating to the ownership or disposition of our Ordinary Shares. The following summary does not address all aspects of U.S. federal income taxation that may be important to particular investors in light of their individual circumstances or to persons in special tax situations such as:

●	banks and other financial institutions;

●	insurance companies;

●	pension plans;

●	cooperatives;

●	regulated investment companies;

●	real estate investment trusts;

●	broker-dealers;

●	traders that elect to use a mark-to-market method of accounting;

●	certain former U.S. citizens or long-term residents;

●	tax-exempt entities (including private foundations);

●	individual retirement accounts or other tax-deferred accounts;

●	persons liable for alternative minimum tax;

●	persons who acquire their Ordinary Shares pursuant to any employee share option or otherwise as compensation;

●	investors that will hold their Ordinary Shares as part of a straddle, hedge, conversion, constructive sale or other integrated transaction for U.S. federal income tax purposes;

●	investors that have a functional currency other than the U.S. dollar;

●	persons that actually or constructively own 10% or more of our Ordinary Shares (by vote or value); or

●	partnerships or other entities taxable as partnerships for U.S. federal income tax purposes, or persons holding the Ordinary Shares through such entities,

all of whom may be subject to tax rules that differ significantly from those discussed below.

Each U.S. Holder is urged to consult its tax advisor regarding the application of U.S. federal taxation to its particular circumstances, and the state, local, non-U.S., and other tax considerations of the ownership and disposition of our Ordinary Shares.

General

For purposes of this discussion, a “U.S. Holder” is a beneficial owner of our Ordinary Shares that is, for U.S. federal income tax purposes:

●	an individual who is a citizen or resident of the United States;

●	a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created in, or organized under the laws of the United States or any state thereof or the District of Columbia;

●	an estate the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or

●	a trust (i) the administration of which is subject to the primary supervision of a U.S. court and which has one or more U.S. persons who have the authority to control all substantial decisions of the trust, or (ii) that has otherwise validly elected to be treated as a U.S. person under the Code.

●	If a partnership (or other entity treated as a partnership for U.S. federal income tax purposes) is a beneficial owner of our Ordinary Shares, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. Partnerships holding our Ordinary Shares and their partners are urged to consult their tax advisors regarding an investment in our Ordinary Shares.

Passive Foreign Investment Company Considerations

A non-U.S. corporation, such as our company, will be classified as a PFIC for U.S. federal income tax purposes for any taxable year if either (i) 75% or more of its gross income for such year consists of certain types of “passive” income or (ii) 50% or more of the value of its assets (determined on the basis of a quarterly average) during such year is attributable to assets that produce or are held for the production of passive income, or the asset test. Passive income generally includes, among other things, dividends, interest, rents, royalties, and gains from the disposition of passive assets. Passive assets are those which give rise to passive income, and include assets held for investment, as well as cash, assets readily convertible into cash, and working capital. The company’s goodwill and other unbooked intangibles are taken into account and may be classified as active or passive depending upon the relative amounts of income generated by the company in each category. We will be treated as owning a proportionate share of the assets and earning a proportionate share of the income of any other corporation in which we own, directly or indirectly, 25% or more (by value) of the stock.

Based upon our current and projected income and assets and projections as to the market price of our Ordinary Shares, we do not expect to be a PFIC for the current taxable year or the foreseeable future. However, no assurance can be given in this regard because the determination of whether we are or will become a PFIC is a factual determination made annually that will depend, in part, upon the composition and classification of our income and assets, including the relative amounts of income generated by our potential strategic investment business as compared to our other businesses, and the value of the assets held by our potential strategic investment business as compared to our other businesses. Because there are uncertainties in the application of the relevant rules, it is possible that the IRS may challenge our classification of certain income and assets as non-passive, which may result in our being or becoming classified as a PFIC in the current or subsequent years. Furthermore fluctuations in the market price of our Ordinary Shares may cause us to be a PFIC for the current or future taxable years because the value of our assets for purposes of the asset test, including the value of our goodwill and unbooked intangibles, may be determined by reference to the market price of our Ordinary Shares from time to time (which may be volatile). In estimating the value of our goodwill and other unbooked intangibles, we have taken into account our market capitalization. Among other matters, if our market capitalization is less than anticipated or subsequently declines, we may be or become a PFIC for the current or future taxable years. The composition of our income and assets may also be affected by how, and how quickly, we use our liquid assets and the cash raised in the initial public offering. Under circumstances where our revenues from activities that produce passive income significantly increases relative to our revenues from activities that produce non-passive income, or where we determine not to deploy significant amounts of cash for active purposes, our risk of becoming a PFIC may substantially increase.

If we are a PFIC for any year during which a U.S. Holder holds our Ordinary Shares, we generally will continue to be treated as a PFIC for all succeeding years during which such U.S. Holder holds our Ordinary Shares unless, in such case, we cease to be treated as a PFIC and such U.S. Holder makes a deemed sole election.

The discussion below under “—Dividends” and “—Sale or Other Disposition” is written on the basis that we will not be or become classified as a PFIC for U.S. federal income tax purposes. The U.S. federal income tax rules that apply generally if we are treated as a PFIC are discussed below under “—Passive Foreign Investment Company Rules.”

Dividends

Any cash distributions paid on our Ordinary Shares out of our current or accumulated earnings and profits, as determined under U.S. federal income tax principles, will generally be includible in the gross income of a U.S. Holder as dividend income on the day actually or constructively received by the U.S. Holder. Because we do not intend to determine our earnings and profits on the basis of U.S. federal income tax principles, any distribution we pay will generally be treated as a “dividend” for U.S. federal income tax purposes. Dividends received on our Ordinary Shares will not be eligible for the dividends received deduction allowed to corporations in respect of dividends-received from U.S. corporations.

Individuals and other non-corporate U.S. Holders may be subject to tax on any such dividends at the lower capital gain tax rate applicable to “qualified dividend income,” provided that certain conditions are satisfied, including that (i) our Ordinary Shares on which the dividends are paid are readily tradable on an established securities market in the United States, (ii) we are neither a PFIC nor treated as such with respect to a U.S. Holder for the taxable year in which the dividend is paid and the preceding taxable year, and (iii) certain holding period requirements are met. We intend to list the Ordinary Shares on Nasdaq Capital Market. Provided that this listing is approved, we believe that the ordinary should generally be considered to be readily tradeable on an established securities market in the United States. There can be no assurance that the Ordinary Shares will continue to be considered readily tradable on an established securities market in later years. U.S. Holders are urged to consult their tax advisors regarding the availability of the lower rate for dividends paid with respect to the Ordinary Shares.

For U.S. foreign tax credit purposes, dividends paid on our Ordinary Shares will generally be treated as income from foreign sources and will generally constitute passive category income. The rules governing the foreign tax credit are complex and U.S. Holders are urged to consult their tax advisors regarding the availability of the foreign tax credit under their particular circumstances.

Sale or Other Disposition

A U.S. Holder will generally recognize gain or loss upon the sale or other disposition of Ordinary Shares in an amount equal to the difference between the amount realized upon the disposition and the holder’s adjusted tax basis in such Ordinary Shares. Such gain or loss will generally be capital gain or loss. Any such capital gain or loss will be long term if the Ordinary Shares have been held for more than one year. Non-corporate U.S. Holders (including individuals) generally will be subject to United States federal income tax on long-term capital gain at preferential rates. The deductibility of a capital loss may be subject to limitations. Any such gain or loss that the U.S. Holder recognizes will generally be treated as U.S. source income or loss for foreign tax credit limitation purposes, which could limit the availability of foreign tax credits. Each U.S. Holder is advised to consult its tax advisor regarding the tax consequences if a foreign tax is imposed on a disposition of our Ordinary Shares, including the applicability of any tax treaty and the availability of the foreign tax credit under its particular circumstances.

Passive Foreign Investment Company Rules

If we are classified as a PFIC for any taxable year during which a U.S. Holder holds our Ordinary Shares, and unless the U.S. Holder makes a mark-to-market election (as described below), the U.S. Holder will generally be subject to special tax rules on (i) any excess distribution that we make to the U.S. Holder (which generally means any distribution paid during a taxable year to a U.S. Holder that is greater than 125 percent of the average annual distributions paid in the three preceding taxable years or, if shorter, the U.S. Holder’s holding period for the Ordinary Shares), and (ii) any gain realized on the sale or other disposition, including, under certain circumstances, a pledge, Ordinary Shares. Under the PFIC rules:

●	the excess distribution or gain will be allocated ratably over the U.S. Holder’s holding period for the Ordinary Shares;

●	the amount allocated to the current taxable year and any taxable years in the U.S. Holder’s holding period prior to the first taxable year in which we are classified as a PFIC (each, a “pre-PFIC year”), will be taxable as ordinary income; and

●	the amount allocated to each prior taxable year, other than a pre-PFIC year, will be subject to tax at the highest tax rate in effect for individuals or corporations, as appropriate, for that year, increased by an additional tax equal to the interest on the resulting tax deemed deferred with respect to each such taxable year.

As an alternative to the foregoing rules, a U.S. Holder of “marketable stock” (as defined below) in a PFIC may make a mark-to- market election with respect to such stock. If a U.S. Holder makes this election with respect to our Ordinary Shares, the holder will generally(i) include as ordinary income for each taxable year that we are a PFIC the excess, if any, of the fair market value of Ordinary Shares held at the end of the taxable year over the adjusted tax basis of such Ordinary Shares and (ii) deduct as an ordinary loss the excess, if any, of the adjusted tax basis of the Ordinary Shares over the fair market value of such Ordinary Shares held at the end of the taxable year, but such deduction will only be allowed to the extent of the net amount previously included in income as a result of the mark-to-market election. The U.S. Holder’s adjusted tax basis in the Ordinary Shares would be adjusted to reflect any income or loss resulting from the mark-to-market election. If a U.S. Holder makes a mark-to- market election in respect of our Ordinary Shares and we cease to be classified as a PFIC, the holder will not be required to take into account the gain or loss described above during any period that we are not classified as a PFIC. If a U.S. Holder makes a mark-to-market election, any gain such U.S. Holder recognizes upon the sale or other disposition of our Ordinary Shares in a year when we are a PFIC will be treated as ordinary income and any loss will be treated as ordinary loss, but such loss will only be treated as ordinary loss to the extent of the net amount previously included in income as a result of the mark-to-market election.

The mark-to-market election is available only for “marketable stock,” which is stock that is traded in other than de minimis quantities on at least 15 days during each calendar quarter, or regularly traded, on a qualified exchange or other market, as defined in applicable United States Treasury regulations. Our Ordinary Shares will be treated as marketable stock upon their listing on Nasdaq Capital Market. We anticipate that our Ordinary Shares should qualify as being regularly traded, but no assurances may be given in this regard.

Because a mark-to-market election cannot technically be made for any lower-tier PFICs that we may own, a U.S. Holder may continue to be subject to the PFIC rules with respect to such U.S. Holder’s indirect interest in any investments held by us that are treated as an equity interest in a PFIC for U.S. federal income tax purposes.

We do not intend to provide information necessary for U.S. Holders to make qualified electing fund elections which, if available, would result in tax treatment different from (and generally less adverse than) the general tax treatment for PFICs described above.

If a U.S. Holder owns our Ordinary Shares during any taxable year that we are a PFIC, the holder must generally file an annual IRS Form 8621. You should consult your tax advisor regarding the U.S. federal income tax consequences of owning and disposing of our Ordinary Shares if we are or become a PFIC.

Item 1A. Risk Factors

Risk Factor Summary

You should carefully consider all of the information in this annual report before making an investment in our Class A Ordinary Shares. Below please find a summary of the principal risks and uncertainties we face, organized under relevant headings. In particular, as we are a Hong Kong-based company incorporated in the Cayman Islands, you should pay special attention to subsections headed “Item 1A. Risk Factors-Risks Related to Our Corporate Structure.” and “Item 1A. Risk Factors-Risks Related to Doing Business in the Jurisdictions in which the Operating Subsidiaries Operate”.

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Relating to Our Corporate Structure

●	We rely on dividends and other distributions on equity paid by the Operating Subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of the Operating Subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business (page 47).

Risks Relating to Doing Business in the Jurisdictions in which the Operating Subsidiaries Operate

●	Geopolitical tensions and international trade policies may adversely affect our business, financial condition and results of operations.

●	Substantially all of the Operating Subsidiaries’ operations are in Hong Kong. However, due to the long arm provisions under the current PRC laws and regulations, the Chinese government may exercise significant oversight and discretion over the conduct of such business and may intervene in or influence such operations. at any time, which could result in a material change in the operations of the Operating Subsidiaries and/or the value of our Class A Ordinary Shares. The PRC government may also intervene or impose restrictions on our ability to move money out of Hong Kong to distribute earnings and pay dividends or to reinvest in our business outside of Hong Kong. Changes in the policies, regulations, rules, and the enforcement of laws of the Chinese government may also be quick with little advance notice and our assertions and beliefs of the risk imposed by the PRC legal and regulatory system cannot be certain (page 48).

●	We may become subject to a variety of PRC laws and other obligations regarding data security, and any failure to comply with applicable laws and obligations could have a material and adverse effect on our business, financial condition and results of operations (page 49).

●	If the Chinese government chooses to extend the oversight and control over offerings that are conducted overseas and/or foreign investment in mainland China based issuers to Hong Kong-based issuers, such action may significantly limit or completely hinder our ability to offer or continue to offer Class A Ordinary Shares to investors and cause the value of our Class A Ordinary Shares to significantly decline or be worthless (page 50).

●	The Hong Kong legal system embodies uncertainties which could limit the legal protections available to ZYSL and ZYCL (page 50).

●	The Hong Kong regulatory requirement of prior approval for the transfer of shares in excess of a certain threshold may restrict future takeovers and other transactions (page 50).

●	The enforcement of foreign civil liabilities in the Cayman Islands and Hong Kong is subject to certain conditions. Therefore, certain judgments obtained against us by our shareholders may be difficult to enforce in such jurisdictions (page 51).

Risks Relating to our Ordinary Shares

●	Our Class A Ordinary Shares may be prohibited from being traded on a national exchange under the Holding Foreign Companies Accountable Act (the “HFCA Act”), if the Public Company Accounting Oversight Board (the “PCAOB”) is unable to inspect our auditors for two consecutive years beginning in 2021. The delisting of our Class A Ordinary Shares, or the threat of their being delisted, may materially and adversely affect the value of your investment (page 52).

●	The trading price of our Class A Ordinary Shares may be volatile, which could result in substantial losses to you. Such volatility, including any stock run-ups, may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our Class A Ordinary Shares (page 53).

●	The trading price of our Class A Ordinary Shares experienced substantial price fluctuations in April and May 2023. On May 11, 2023 the SEC ordered a 10-day trading suspension of our Class A Ordinary Shares. A repeat suspension could occur. Because our Class A Ordinary Shares has at times been thinly traded, our Class A Ordinary Shares may continue to experience price volatility and low liquidity, which could result in substantial losses to investors (page 55).

●	The sale or availability for sale of substantial amounts of our Class A Ordinary Shares in the public market and/or securities that are exercisable or convertible into our Class A Ordinary Shares could adversely affect their market price (page 55).

●	There can be no assurance that we will not be a passive foreign investment company, or PFIC, for United States federal income tax purposes for any taxable year, which could subject United States investors in our Class A Ordinary Shares to significant adverse United States income tax consequences (page 58).

Risks Relating to Our Business and Industry

●	Our Operating Subsidiaries have a relatively short operating history compared to some of our established competitors and face significant risks and challenges in a rapidly evolving market, which makes it difficult to effectively assess our future prospects (page 59).

●	Unfavorable financial market and economic conditions in Hong Kong, China, and elsewhere in the world could materially and adversely affect our business, financial condition, and results of operations (page 60).

●	The online brokerage service industry and the financial services industry are intensely competitive. If we are unable to compete effectively, we may lose our market share and our results of operations and financial condition may be materially and adversely affected (page 61).

●	During the years ended March 31, 2026 and 2025, our top five customers accounted for a significant portion of our total revenues. The loss of any such customers or a material decline in their trading activities through us would have an adverse effect on our operating results (page 61).

●	We may not succeed in promoting and sustaining our brand, which could have an adverse effect on our future growth and business (page 63).

●	Our businesses depend on key management executives and professional staff, and our business may suffer if we are unable to recruit and retain them (page 63).

●	We are subject to extensive and evolving regulatory requirements, the non-compliance with which may result in penalties, limitations, and prohibitions on our future business activities or suspension or revocation of our licenses, and consequently may materially and adversely affect our business, financial condition, and results of operations. In addition, we may, from time to time, be subject to regulatory inquiries and investigations by relevant regulatory authorities or government agencies in Hong Kong or other applicable jurisdictions (page 64).

●	We face additional risks as we offer new products and services, transact with a broader array of clients and counterparties and expose ourselves to new geographical markets (page 65).

●	Geopolitical risks and political uncertainty may adversely impact economic conditions, increase market volatility, and negatively affect the demand for our services, our results of operations and financial condition (page 68)

●	We may incur losses or experience disruption of our operations as a result of unforeseen or catastrophic events, including pandemics, terrorist attacks, or natural disasters (page 71).

●	Aggressive competition could reduce our market share, revenues and profits (page 71).

Risks Relating to our Corporate Structure

We rely on dividends and other distributions on equity paid by the Operating Subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of the Operating Subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business.

TFGL is a holding company, and we rely on dividends and other distributions on equity paid by the Operating Subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders and service any debt we may incur. We do not expect to pay cash dividends in the foreseeable future. We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. If any of the Operating Subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. See “Item 5. Item 5. Market for Registrant’s Ordinary Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities - Dividend Policy” for more information.

According to the BVI Business Companies Act 2004 (as amended), a British Virgin Islands company may make dividends distribution to the extent that immediately after the distribution, such company’s assets do not exceed its liabilities and that such company is able to pay its debts as they fall due. According to the Companies Ordinance of Hong Kong, a Hong Kong company may only make a distribution out of profits available for distribution. Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. Any limitation on the ability of our Hong Kong subsidiaries to pay dividends or make other distributions to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

Risks Relating to Doing Business in the Jurisdictions in which the Operating Subsidiaries Operate

Geopolitical tensions and international trade policies may adversely affect our business, financial condition and results of operations.

In recent years, international market conditions and the international regulatory environment have been increasingly affected by competition among countries and geopolitical frictions. In particular, the U.S. government has advocated for and taken steps towards restricting trade in certain goods, particularly from China. More recently, the U.S. government has imposed a wide range of tariffs at varying levels, including in particular tariffs on Chinese imports, and many countries have taken retaliating measures. Trade negotiations between the United States and China and other countries remain fluid. Significant uncertainties around trade negotiations have negatively impacted, and may continue to negatively affect trade, and a wide range of industries that rely on trade, as well as business and consumer confidence more broadly. Such negative effects have adversely impacted, and future changes in the trade policies of the United States or other countries, particularly increases in tariffs on Chinese imports or additional restrictions on Chinese import, could also materially and adversely affect our business, financial condition and results of operations.

Substantially all of the Operating Subsidiaries’ operations are in Hong Kong. However, due to the long arm provisions under the current PRC laws and regulations, the Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of our Class A Ordinary Shares. The PRC government may also intervene or impose restrictions on our ability to move money out of Hong Kong to distribute earnings and pay dividends or to reinvest in our business outside of Hong Kong. Changes in the policies, regulations, rules, and the enforcement of laws of the Chinese government may also be quick with little advance notice and our assertions and beliefs of the risk imposed by the PRC legal and regulatory system cannot be certain.

TFGL is a holding company, and our Operating Subsidiaries, ZYSL, ZYCL, and Winrich, all formed in Hong Kong, and WIN100 TECH and WIN100 WEALTH, both incorporated in the British Virgin Islands, conduct operations in Hong Kong. Our operations are primarily located in Hong Kong and some of our clients are PRC individuals or companies that have shareholders or directors that are PRC individuals. As of the date of this annual report, we do not expect to be materially affected by statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. However, due to long arm provisions under the current PRC laws and regulations, there remains regulatory uncertainty with respect to the implementation and interpretation of laws in China. The PRC government may choose to exercise significant oversight and discretion, and the policies, regulations, rules, and the enforcement of laws of the Chinese government to which we are subject may change rapidly and with little advance notice to us or our shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in the PRC are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and may be inconsistent with our current policies and practices. New laws, regulations, and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

●	delay or impede our development;

●	result in negative publicity or increase our operating costs;

●	require significant management time and attention; and/or

●	subject us to remedies, administrative penalties and even criminal liabilities that may harm our business, including fines assessed for our current or historical operations, or demands or orders that we modify or even cease our business practices.

We are aware that the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list on an U.S. or other foreign exchange.

The Chinese government may intervene or influence our operations at any time or may exert control over offerings conducted overseas and foreign investment in Hong Kong-based issuers, which may result in a material change in our operations and/or the value of our Class A Ordinary Shares. For example, there is currently no restriction or limitation under the laws of Hong Kong on the conversion of HK dollar into foreign currencies and the transfer of currencies out of Hong Kong and the laws and regulations of the PRC on currency conversion control do not currently have any material impact on the transfer of cash between the ultimate holding company and the Operating Subsidiaries in Hong Kong. However, the Chinese government may, in the future, impose restrictions or limitations on our ability to move money out of Hong Kong to distribute earnings and pay dividends to and from the other entities within our organization or to reinvest in our business outside of Hong Kong. Such restrictions and limitations, if imposed in the future, may delay or hinder the expansion of our business to outside of Hong Kong and may affect our ability to receive funds from our Operating Subsidiaries in Hong Kong. The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case, that restrict or otherwise unfavorably impact the ability or way we conduct our business, could require us to change certain aspects of our business to ensure compliance, which could decrease demand for our services, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected and such measured could materially decrease the value of our Class A Ordinary Shares, potentially rendering it worthless.

We may become subject to a variety of PRC laws and other obligations regarding data security offerings that are conducted overseas and/or foreign investment in China-based issuers, and any failure to comply with applicable laws and obligations could have a material and adverse effect on our business, financial condition and results of operations and may hinder our ability to offer or continue to offer Class A Ordinary Shares to investors and cause the value of our Class A Ordinary Shares to significantly decline or be worthless.

On June 10, 2021, the Standing Committee of the National People’s Congress enacted the PRC Data Security Law, which took effect on September 1, 2021. The law requires data collection to be conducted in a legitimate and proper manner, and stipulates that, for the purpose of data protection, data processing activities must be conducted based on data classification and hierarchical protection system for data security.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws.

On August 20, 2021, the 30th meeting of the Standing Committee of the 13th National People’s Congress voted and passed the “Personal Information Protection Law of the People’s Republic of China”, or “PRC Personal Information Protection Law”, which became effective on November 1, 2021. The PRC Personal Information Protection Law applies to the processing of personal information of natural persons within the territory of China that is carried out outside of China where (1) such processing is for the purpose of providing products or services for natural persons within China, (2) such processing is to analyze or evaluate the behavior of natural persons within China, or (3) there are any other circumstances stipulated by related laws and administrative regulations.

On December 28, 2021, the CAC jointly with the relevant authorities formally published Measures for Cybersecurity Review (2021) which took effect on February 15, 2022 and replace the former Measures for Cybersecurity Review (2020) issued on July 10, 2021. Measures for Cybersecurity Review (2021) stipulates that operators of critical information infrastructure purchasing network products and services, and online platform operator (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the “Trial Measures,” and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, shall complete filing procedures with the CSRC pursuant to the requirements of the Trial Measures within three working days following its submission of initial public offerings or listing application. If a domestic company fails to complete required filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties, such as an order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines.

In connection with our issuance of securities to foreign investors, under current PRC laws, regulations and regulatory rules, as of the date of this annual report, we do not believe we are currently required to obtain permissions from or complete any filing with the CSRC, or required to go through cybersecurity review by the CAC, given that (1) our Operating Subsidiaries are incorporated in Hong Kong or the British Virgin Islands and are located in Hong Kong, (2) we have no subsidiary, VIE structure nor any direct operations in mainland China, and (3) pursuant to the Basic Law of the Hong Kong Special Administrative Region (the “Basic Law”), which is a national law of the PRC and the constitutional document for Hong Kong, national laws of the PRC shall not be applied in Hong Kong except for those listed in Annex III of the Basic Law (which is confined to laws relating to defense and foreign affairs, as well as other matters outside the autonomy of Hong Kong). In addition, we have not been asked to obtain such permissions or to complete any filing by any PRC authority or received any denial to do so. However, the PRC government has indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment by issuers like us. There remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities.

If (i) we inadvertently conclude that certain regulatory permissions and approvals are not required or (ii) applicable laws, regulations, or interpretations change in a way that requires us to complete such filings or obtain such approvals in the future, and (iii) we are required to obtain such permissions or approvals in the future, but fail to receive or maintain such permissions or approvals, we may face sanctions by the CSRC, the CAC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on us, limit our operations, limit our ability to pay dividends outside of China, limit our ability to list on stock exchanges outside of China or offer our securities to foreign investors or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, may hinder our ability to offer Class A Ordinary Shares to investors in the future and may cause the value of our Class A Ordinary Shares to significantly decline or be worthless.

If the Chinese government chooses to extend the oversight and control over offerings that are conducted overseas and/or foreign investment in mainland China-based issuers to Hong Kong-based issuers, such action may significantly limit or completely hinder our ability to offer or continue to offer Class A Ordinary Shares to investors and cause the value of our Class A Ordinary Shares to significantly decline or be worthless.

Statements, laws and regulations by the Chinese government, including the Measures for Cybersecurity Review (2021), the PRC Personal Information Protection Law and the Trial Measures, have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China-based issuers. It is uncertain whether the Chinese government will adopt additional requirements or extend the existing requirements to apply to our Operating Subsidiaries located in Hong Kong. We could be subject to approval or review of Chinese regulatory authorities to pursue future offerings. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to review by the CSRC or CAC or filing with the CSRC could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

The Hong Kong legal system embodies uncertainties which could limit the legal protections available to Our Operating Subsidiaries.

Hong Kong is a Special Administrative Region of the PRC. Following British colonial rule from 1842 to 1997, China assumed sovereignty under the “one country, two systems” principle. The Hong Kong Special Administrative Region’s constitutional document, the Basic Law, ensures that the current political situation will remain in effect for 50 years. Hong Kong has enjoyed the freedom to function with a high degree of autonomy for its affairs, including currencies, immigration and customs operations, and its independent judiciary system and parliamentary system. On July 14, 2020, the United States signed an executive order to end the special status enjoyed by Hong Kong post-1997. As the autonomy currently enjoyed may be compromised, it could potentially impact Hong Kong’s common law legal system and may, in turn, bring about uncertainty in, for example, the enforcement of our contractual rights. This could, in turn, materially and adversely affect our business and operations. Additionally, intellectual property rights and confidentiality protections in Hong Kong may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the Hong Kong legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the pre-emption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements with our clients.

The Hong Kong regulatory requirement of prior approval for the transfer of shares in excess of a certain threshold may restrict future takeovers and other transactions.

Section 132 of Securities and Futures Ordinance (Cap. 157 of the laws of Hong Kong) (the “SFO”) requires prior approval from the HKSFC for any company or individual to become a substantial shareholder of a HKSFC-licensed company in Hong Kong. Under the SFO, a person will be a “substantial shareholder” of a licensed company if he, either alone or with associates, has an interest in, or is entitled to control the exercise of, the voting power of more than 10% of the total number of issued shares of the licensed company, or exercises control of 35% or more of the voting power of a company that controls more than 10% of the voting power of the licensed company. Further, all potential parties who will be new substantial shareholder(s) of the HKSFC-licensed subsidiaries, which are ZYSL and ZYCL, are required to seek prior approval from the HKSFC. This regulatory requirement may discourage, delay or prevent a change in control of TFGL, which could deprive the holders of our Class A Ordinary Shares the opportunity to receive a premium for their Class A Ordinary Shares as part of a future sale and may reduce the price of our Class A Ordinary Shares upon the consummation of a future proposed business combination.

The enforcement of foreign civil liabilities in the Cayman Islands and Hong Kong is subject to certain conditions. Therefore, certain judgments obtained against us by our shareholders may be difficult to enforce in such jurisdictions.

We are a company formed under the laws of the Cayman Islands. We conduct our operations outside the United States and substantially all of our assets are located outside the United States. In addition, two of our seven directors and officers are nationals and/or residents of the United States. The other five of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult or impossible for you to bring an action against us or against them in the United States in the event that you believe that your rights have been infringed under the U.S. federal securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the Cayman Islands, Hong Kong, or other relevant jurisdictions may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

There is uncertainty as to whether the courts of the Cayman Islands would (1) recognize or enforce judgments of U.S. courts obtained against us or our directors or officers that are predicated upon the civil liability provisions of the federal securities laws of the United States or the securities laws of any state in the United States, or (2) entertain original actions brought in the Cayman Islands against us or our directors or officers that are predicated upon the federal securities laws of the United States or the securities laws of any state in the United States.

Although there is no statutory enforcement in the Cayman Islands of judgments obtained in the federal or state courts of the United States (and the Cayman Islands are not a party to any treaties for the reciprocal enforcement or recognition of such judgments), a judgment in personam obtained in such jurisdiction will be recognized and enforced in the courts of the Cayman Islands at common law, without any re-examination of the merits of the underlying dispute, by an action commenced on the foreign judgment debt in the Grand Court of the Cayman Islands, provided such judgment (a) is given by a competent foreign court with jurisdiction to give the judgment, (b) imposes a specific positive obligation on the judgment debtor (such as an obligation to pay a liquidated sum or perform a specified obligation), (c) is final and conclusive, (d) is not in respect of taxes, a fine or a penalty) has not been obtained by fraud; and (f) was not obtained in a manner and is not of a kind the enforcement of which is contrary to natural justice or the public policy of the Cayman Islands. However, the Cayman Islands courts are unlikely to enforce a judgment obtained from the U.S. courts under civil liability provisions of the U.S. federal securities law if such judgment is determined by the courts of the Cayman Islands to give rise to obligations to make payments that are penal or punitive in nature. Because such a determination has not yet been made by a court of the Cayman Islands, it is uncertain whether such civil liability judgments from U.S. courts would be enforceable in the Cayman Islands. A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

Judgment of United States courts will not be directly enforced in Hong Kong. There are currently no treaties or other arrangements providing for reciprocal enforcement of foreign judgments between Hong Kong and the United States. However, the common law permits an action to be brought upon a foreign judgment. That is to say, a foreign judgment itself may form the basis of a cause of action since the judgment may be regarded as creating a debt between the parties to it. In a common law action for enforcement of a foreign judgment in Hong Kong, the enforcement is subject to various conditions, including but not limited to, that the foreign judgment is a final judgment conclusive upon the merits of the claim, the judgment is for a liquidated amount in a civil matter and not in respect of taxes, fines, penalties, or similar charges, the proceedings in which the judgment was obtained were not contrary to natural justice, and the enforcement of the judgment is not contrary to public policy of Hong Kong. Such a judgment must be for a fixed sum and must also come from a “competent” court as determined by the private international law rules applied by the Hong Kong courts. The defenses that are available to a defendant in a common law action brought on the basis of a foreign judgment include lack of jurisdiction, breach of natural justice, fraud, and contrary to public policy. However, a separate legal action for debt must be commenced in Hong Kong in order to recover such debt from the judgment debtor.

Risks Relating to our Ordinary Shares

Our Class A Ordinary Shares may be delisted from Nasdaq if we do not regain compliance with the minimum bid price requirement, and any share consolidation we effect to regain compliance may not be successful.

On May 4, 2026, we received a notification letter from the Listing Qualifications Department of Nasdaq notifying us that, because the closing bid price of our Class A Ordinary Shares had been below US$1.00 per share for the previous 30 consecutive business days, we no longer met the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a compliance period of 180 calendar days, or until October 26, 2026, to regain compliance, which requires the closing bid price of our Class A Ordinary Shares to be at least US$1.00 per share for a minimum of ten consecutive business days during the compliance period. At an extraordinary general meeting held on May 27, 2026, our shareholders approved a consolidation of our issued and unissued ordinary shares at a ratio of between 1-for-2 and 1-for-20, to be implemented at the discretion of our board of directors at any time prior to May 27, 2027, which we may effect in an effort to regain compliance. There can be no assurance that we will regain compliance within the applicable period, or that any share consolidation, if implemented, would result in a sustained increase in the closing bid price of our Class A Ordinary Shares. If we do not regain compliance and are not eligible for any additional compliance period, our Class A Ordinary Shares may be subject to delisting from Nasdaq, which would materially and adversely affect the liquidity and trading price of our Class A Ordinary Shares and our ability to raise capital.

Our Class A Ordinary Shares may be prohibited from being traded on a national exchange under the Holding Foreign Companies Accountable Act (the “HFCA Act”), if the Public Company Accounting Oversight Board (the “PCAOB”) is unable to inspect our auditors for two consecutive years beginning in 2021. The delisting of our Class A Ordinary Shares, or the threat of their being delisted, may materially and adversely affect the value of your investment.

The HFCA Act was enacted on December 18, 2020. The HFCA Act states if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit the company’s shares from being traded on a national securities exchange or in the over the counter trading market in the United States.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. A company will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCA Act, including the listing and trading prohibition requirements described above.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, and on December 29, 2022, legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”) was signed into law by President Biden, which contained, among other things, an identical provision to the Accelerating Holding Foreign Companies Accountable Act and amended the HFCA Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period for triggering the prohibition on trading.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act, which took effect on January 10, 2022. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 16, 2021, PCAOB announced the PCAOB HFCA Act determinations (the “PCAOB determinations”) relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in mainland China of the PRC or Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in the PRC or Hong Kong.

On August 26, 2022, the PCAOB announced that it had signed a Statement of Protocol (the “SOP”) with the China Securities Regulatory Commission and the Ministry of Finance of China. The SOP, together with two protocol agreements governing inspections and investigations (together, the “SOP Agreement”), establishes a specific, accountable framework to make possible complete inspections and investigations by the PCAOB of audit firms based in mainland China and Hong Kong, as required under U.S. law. The SOP Agreement remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the SOP Agreement disclosed by the SEC, the PCAOB shall have sole discretion to select any audit firms for inspection or investigation and the PCAOB inspectors and investigators shall have a right to see all audit documentation without redaction. On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary.

YCM CPA INC., the independent registered public accounting firm that issues the audit report for the years ended March 31, 2026 and 2025 included in this annual report, is currently subject to PCAOB inspections and the PCAOB is thus able to inspect YCM CPA INC. YCM CPA INC. is headquartered in Irvine, California and has been inspected by the PCAOB on a regular basis. In the future, if there is any regulatory change or step taken by PRC regulators or the SEC or Nasdaq applies additional and more stringent criteria, and if PCAOB determines that it is not able to inspect YCM CPA INC. at such future time, Nasdaq may delist our Class A Ordinary Shares and the value of our Class A Ordinary Shares may significantly decline or become worthless.

The trading price of our Class A Ordinary Shares may be volatile, which could result in substantial losses to you. Such volatility, including any stock run-ups, may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our Class A Ordinary Shares.

The trading prices of our Class A Ordinary Shares may be volatile and could fluctuate widely due to factors beyond our control. There have been instances of extreme stock price run-ups followed by rapid price declines and strong stock price volatility with recent initial public offerings, especially among those with relatively smaller public floats. As a relatively small-capitalization company with a relatively small public float, we may experience greater share price volatility, extreme price run-ups, lower trading volume, and less liquidity than large-capitalization companies. In particular, our Class A Ordinary Shares may be subject to rapid and substantial price volatility, low volumes of trades, and large spreads in bid and ask prices. Such volatility, including any stock run-ups, may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our Class A Ordinary Shares. The trading performances of other Hong Kong and Chinese companies’ securities after their offerings may affect the attitudes of investors towards Hong Kong-based, U.S.-listed companies, which consequently may affect the trading performance of our Class A Ordinary Shares, regardless of our actual operating performance.

In addition, if the trading volumes of our Class A Ordinary Shares are low, persons buying or selling in relatively small quantities may easily influence the price of our Class A Ordinary Shares. This low volume of trades could also cause the price of our Class A Ordinary Shares to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our Class A Ordinary Shares may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our Class A Ordinary Shares. As a result of this volatility, investors may experience losses on their investment in our Class A Ordinary Shares. A decline in the market price of our Class A Ordinary Shares also could adversely affect our ability to issue additional Class A Ordinary Shares or other securities and our ability to obtain additional financing in the future. No assurance can be given that an active market in our Class A Ordinary Shares will develop or be sustained. If an active market does not develop, holders of our Class A Ordinary Shares may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

Furthermore, any negative news or perceptions about inadequate corporate governance practices or fraudulent accounting, corporate structure or matters of other Hong Kong and Chinese companies may also negatively affect the attitudes of investors towards Hong Kong and Chinese companies in general, including us, regardless of whether we have conducted any inappropriate activities. Furthermore, securities markets may from time to time experience significant price and volume fluctuations that are not related to our operating performance, which may have a material and adverse effect on the trading price of our Class A Ordinary Shares.

In addition to the above factors, the price and trading volume of our Class A Ordinary Shares may be highly volatile due to multiple factors, including the following:

●	regulatory developments affecting us or our industry;

●	variations in our revenues, profit, and cash flow;

●	changes in the economic performance or market valuations of other financial services firms;

●	actual or anticipated fluctuations in our quarterly results of operations and changes or revisions of our expected results;

●	changes in financial estimates by securities research analysts;

●	detrimental negative publicity about us, our services, our officers, directors, Controlling Shareholder, other beneficial owners, our business partners, or our industry;

●	announcements by us or our competitors of new service offerings, acquisitions, strategic relationships, joint ventures, capital raisings or capital commitments;

●	additions to or departures of our senior management;

●	litigation or regulatory proceedings involving us, our officers, directors, or Controlling Shareholder;

●	release or expiry of lock-up or other transfer restrictions on our outstanding Class A Ordinary Shares; and

●	sales or perceived potential sales of additional Class A Ordinary Shares.

Any of these factors may result in large and sudden changes in the volume and price at which our Class A Ordinary Shares will trade.

In the past, shareholders of public companies have often brought securities class action suits against those companies following periods of instability in the market price of their securities. If we were involved in a class action suit, it could divert a significant amount of our management’s attention and other resources from our business and operations and require us to incur significant expenses to defend the suit, which could harm our results of operations. Any such class action suit, whether or not successful, could harm our reputation and restrict our ability to raise capital in the future. In addition, if a claim is successfully made against us, we may be required to pay significant damages, which could have a material adverse effect on our financial condition and results of operations.

The trading price of our Class A Ordinary Shares experienced substantial price fluctuations in April and May 2023. On May 11, 2023 the SEC ordered a 10-day trading suspension of our Class A Ordinary Shares. A repeat suspension could occur. Because our Class A Ordinary Shares has at times been thinly traded, our Class A Ordinary Shares may continue to experience price volatility and low liquidity, which could result in substantial losses to investors.

The trading price of our Class A Ordinary Shares experienced substantial price fluctuations in April and May 2023, during which time the highest and lowest closing prices were US$108.21 and US$4.53 per ordinary share, respectively. On May 11, 2023, the SEC ordered a 10-day trading suspension of the Company’s Class A Ordinary Shares, due to “recent, unusual, and unexplained market activity raising concerns regarding the adequacy and accuracy of publicly-available information, in light of disclosures made concerning TOP’s financial condition and scope of operations.” The trading suspension ended on May 26, 2023. In addition, the daily trading volume of our Class A Ordinary Shares has at times been relatively low. If this continues to occur in the future, persons buying or selling in relatively small quantities may easily influence the price of our Class A Ordinary Shares. This low volume of trades could also cause the price of our Class A Ordinary Shares to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our Class A Ordinary Shares may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our Class A Ordinary Shares. As a result of this volatility, investors may experience losses on their investment in our Class A Ordinary Shares. Furthermore, the volatility may confuse the public investors of the value of our stock, distort the market perception of our stock price, our company’s financial performance, public image, and negatively affect the long-term liquidity of our Class A Ordinary Shares, regardless of our actual or expected operating performance. A decline in the market price of our Class A Ordinary Shares also could adversely affect our ability to issue additional Class A Ordinary Shares or other securities and our ability to obtain additional financing in the future. No assurance can be given that an active market in our Class A Ordinary Shares will develop or be sustained. If an active market does not develop, holders of our Class A Ordinary Shares may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

If securities or industry analysts do not publish or publish inaccurate or unfavorable research about our business, or if they adversely change their recommendations regarding our Class A Ordinary Shares, the market price for our Class A Ordinary Shares and trading volume could decline.

The trading market for our Class A Ordinary Shares will depend in part on the research and reports that securities or industry analysts publish about us or our business. If research analysts do not establish and maintain adequate research coverage or if one or more of the analysts who covers us downgrades our Class A Ordinary Shares or publishes inaccurate or unfavorable research about our business, the market price for our Class A Ordinary Shares would likely decline. If one or more of these analysts cease coverage of the Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which, in turn, could cause the market price or trading volume for our Class A Ordinary Shares to decline.

The sale or availability for sale of substantial amounts of our Class A Ordinary Shares in the public market and/or securities that are exercisable or convertible into our Class A Ordinary Shares could adversely affect their market price.

We have registered the sale of Class A Ordinary Shares and other securities with an aggregate offering price of up to $300,000,000 under our registration statement on Form F-3 (File No. 333-273066) and may issue Class A Ordinary Shares or other equity or debt securities that are exercisable or convertible into Class A Ordinary Shares pursuant to the applicable prospectus supplement. The 5,000,000 Class A Ordinary Shares sold in our initial public offering completed on June 3, 2022 and the 2,000,000 Class A Ordinary Shares sold in our registered direct offering completed on February 14, 2024 are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act. In the future, we may issue additional Class A Ordinary Shares or other securities in connection with financing, equity incentive plans, strategic business acquisition, or otherwise. Shares held by our existing shareholders may also be sold in the public market in the future, subject to the restrictions in Rule 144 and Rule 701 under the Securities Act and any applicable lock-up agreements. We cannot predict what effect, if any, market sales of securities held by our significant shareholders or any other shareholder or the availability of these securities for future sale will have on the market price of our Class A Ordinary Shares. Sales of substantial amounts of our Class A Ordinary Shares in the public market, or the perception that these sales could occur, could adversely affect the market price of our Class A Ordinary Shares and could materially impair our ability to raise capital through equity offerings in the future.

Because the amount, timing, and whether or not we distribute dividends at all is entirely at the discretion of our board of directors, you must rely on price appreciation of our Class A Ordinary Shares for return on your investment.

Our board of directors has complete discretion as to whether to distribute dividends. In addition, our shareholders may by ordinary resolution declare a dividend, but no dividend may exceed the amount recommended by our board of directors. In either case, all dividends are subject to certain restrictions under the Cayman Islands law, namely that the Company may only pay dividends out of profits or share premium, and provided that under no circumstances may a dividend be paid if this would result in the Company being unable to pay its debts as they fall due in the ordinary course of business. Even if our board of directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on, among other things, our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual restrictions and other factors deemed relevant by our board of directors. Accordingly, the return on your investment in our Class A Ordinary Shares will likely depend entirely upon any future price appreciation of our Class A Ordinary Shares. We cannot assure you that our Class A Ordinary Shares will appreciate in value or even maintain the price at which you purchased the Class A Ordinary Shares. You may not realize a return on your investment in our Class A Ordinary Shares and you may even lose your entire investment in our Class A Ordinary Shares. See “Item 5. Item 5. Market for Registrant’s Ordinary Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities - Dividend Policy” for more information.

You may face difficulties in protecting your interests, and your ability to protect your rights through U.S. courts may be limited, because we are incorporated under Cayman Islands law.

We are a company formed under the laws of the Cayman Islands. Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act and the common law of the Cayman Islands. The rights of shareholders to take action against our directors, actions by our minority shareholders and the fiduciary duties of our directors to us under the Cayman Islands laws are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from the common law of England, the decisions of whose courts are of persuasive authority, but are not binding, on a court in the Cayman Islands. The rights of our shareholders and the fiduciary duties of our directors under the Cayman Islands laws are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities laws than the United States. Some U.S. states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law than the Cayman Islands. In addition, the Cayman Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States.

Shareholders of Cayman Islands companies like us have no general rights under the Cayman Islands laws to inspect corporate records, other than the amended and restated memorandum and articles of association and any special resolutions passed by such companies, and the registers of mortgages and charges of such companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

Certain corporate governance practices in the Cayman Islands, where our holding company was incorporated, differ significantly from requirements for companies incorporated in other jurisdictions such as the United States. Currently, we do not plan to rely on home country practice with respect to our corporate governance. However, if we choose to follow the Cayman Islands’ practice in the future, our shareholders may be afforded less protection than they otherwise would under rules and regulations applicable to U.S. domestic issuers.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by our management, members of our board of directors, or our Controlling Shareholder than they would as public shareholders of a company incorporated in the United States.

We are a foreign private issuer within the meaning of the rules under the Exchange Act, and as such we are exempt from certain provisions applicable to U.S. domestic public companies.

Because we qualify as a foreign private issuer under the Exchange Act, we are exempt from certain provisions of the securities rules and regulations in the United States that are applicable to U.S. domestic issuers, including:

●	the rules under the Exchange Act requiring the filing with the SEC of quarterly reports on Form 10-Q or current reports on Form 8-K;

●	the sections of the Exchange Act regulating the solicitation of proxies, consents, or authorizations in respect of a security registered under the Exchange Act;

●	the sections of the Exchange Act requiring insiders to file public reports of their stock ownership and trading activities and liability for insiders who profit from trades made in a short period of time; and

●	the selective disclosure rules by issuers of material nonpublic information under Regulation FD.

We are required to file an annual report on Form 10-K within 90 days after the end of each fiscal year (or such other period as the SEC rules may require). In addition, we intend to publish our results on a biannual basis as press releases, distributed pursuant to the rules and regulations of Nasdaq Capital Market. Press releases relating to financial results and material events will also be furnished to the SEC on Form 6-K. However, the information we are required to file with or furnish to the SEC will be less extensive and less timely compared to that required to be filed with the SEC by U.S. domestic issuers. As a result, you may not be afforded the same protections or information that would be made available to you were you investing in a U.S. domestic issuer.

As a company incorporated in the Cayman Islands, we are permitted to adopt certain Cayman Islands’ practices in relation to corporate governance matters that differ significantly from the Nasdaq Capital Market listing standards; these practices may afford less protection to shareholders than they would enjoy if we complied fully with the Nasdaq Capital Market listing standards.

As a Cayman Islands company to be listed on the Nasdaq Capital Market, we are subject to the Nasdaq Capital Market listing standards. However, the Nasdaq Capital Market rules permit a foreign private issuer like us to follow the corporate governance practices of its home country. Certain corporate governance practices in the Cayman Islands, which is our home country, may differ significantly from the Nasdaq Capital Market listing standards. Currently, we do not plan to rely on home country practices with respect to our corporate governance. However, if we choose to follow home country practices in the future, our shareholders may be afforded less protection than they would otherwise enjoy under the Nasdaq Capital Market listing standards applicable to U.S. domestic issuers.

There can be no assurance that we will not be a passive foreign investment company, or PFIC, for United States federal income tax purposes for any taxable year, which could subject United States investors in our Class A Ordinary Shares to significant adverse United States income tax consequences.

We will be classified as a passive foreign investment company, or PFIC, for any taxable year if either (i) 75% or more of our gross income for such year consists of certain types of “passive” income, or (ii) 50% or more of the value of our assets (determined on the basis of a quarterly average) during such year produce or are held for the production of passive income (the “asset test”). Based upon our current and expected income and assets, as well as projections as to the market price of our Class A Ordinary Shares, we do not presently expect to be classified as a PFIC for the current taxable year or the foreseeable future.

While we do not expect to be a PFIC, because the value of our assets, for purposes of the asset test, may be determined by reference to the market price of our Class A Ordinary Shares, fluctuations in the market price of our Class A Ordinary Shares may cause us to become a PFIC classification for the current or subsequent taxable years. The determination of whether we will be or become a PFIC will also depend, in part, on the composition and classification of our income, including the relative amounts of income generated by and the value of assets of our future strategic investment business as compared to our other businesses. Because there are uncertainties in the application of the relevant rules, it is possible that the U.S. Internal Revenue Service, or IRS, may challenge our classification of certain income and assets as non-passive which may result in our being or becoming a PFIC in the current or subsequent years. In addition, the composition of our income and assets will also be affected by how, and how quickly, we use our liquid assets and the cash raised in the initial public offering. If we determine not to deploy significant amounts of cash for active purposes, our risk of being a PFIC may substantially increase. Because there are uncertainties in the application of the relevant rules and PFIC status is a factual determination made annually after the close of each taxable year, there can be no assurance that we will not be a PFIC for the current taxable year or any future taxable year.

If we are a PFIC in any taxable year, a U.S. Holder (as defined in “Taxation-United States Federal Income Tax Considerations”) may incur significantly increased United States income tax on gain recognized on the sale or other disposition of our Class A Ordinary Shares and on the receipt of distributions on our Class A Ordinary Shares to the extent such gain or distribution is treated as an “excess distribution” under the United States federal income tax rules, and such holder may be subject to burdensome reporting requirements. Further, if we are a PFIC for any year during which a U.S. Holder holds our Class A Ordinary Shares, we will generally continue to be treated as a PFIC for all succeeding years during which such U.S. Holder holds our Class A Ordinary Shares. For more information see “Item 1. Business - Taxation-United States Federal Income Tax Considerations-Passive Foreign Investment Company Rules.”

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A Ordinary Shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds US$700 million as of September 30 (the last business day of the second fiscal quarter) (ii) the end of the fiscal year in which we have total annual gross revenues of US$1.235 billion or more during such fiscal year, (iii) the date on which we issue more than US$1 billion in non-convertible debt in a three-year period, or (iv) the last day of our fiscal year following the fifth anniversary of the completion of the initial public offering.

We may take advantage of certain exemptions from various requirements applicable to other public companies that are not emerging growth companies including, most significantly, not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley Act of 2002 for so long as we are an emerging growth company. As a result, if we elect not to comply with such auditor attestation requirements, our investors may not have access to certain information they may deem important.

The JOBS Act also provides that an emerging growth company does not need to comply with any new or revised financial accounting standards until such date that a private company is otherwise required to comply with such new or revised accounting standards. Pursuant to the JOBS Act, we have elected to take advantage of the benefits of this extended transition period for complying with new or revised accounting standards as required when they are adopted for public companies. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards.

After we are no longer an “emerging growth company,” we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes- Oxley Act of 2002 and the other rules and regulations of the SEC, which may adversely affect our financial condition and results of operations.

Risks Relating to our Business and Industry

Our Operating Subsidiaries have a relatively short operating history compared to some of our established competitors and face significant risks and challenges in a rapidly evolving market, which makes it difficult to effectively assess our future prospects.

Our Operating Subsidiaries have a relatively short operating history compared to some of our established competitors. You should consider our business and prospects in light of the risks and challenges we encounter or may encounter given the rapidly evolving market in which we operate and our relatively short operating history. These risks and challenges include our ability to, among other things:

●	build a well-recognized and respected brand;

●	establish and expand our client base;

●	maintain and enhance our relationships with our business partners;

●	attract, retain, and motivate talented employees;

●	anticipate and adapt to changing market conditions and a competitive landscape;

●	manage our future growth;

●	ensure that the performance of our products and services meets client expectations;

●	maintain or improve our operational efficiency;

●	navigate a complex and evolving regulatory environment;

●	defend ourselves in any legal or regulatory actions against us;

●	enhance our technology infrastructure and maintain the security of our system and the confidentiality of the information provided and utilized across our system;

●	avoid and remedy operating errors as a result of human or system errors;

●	identify and address conflicts of interest; and

●	identify and appropriately manage our related party transactions.

If we fail to address any or all of these risks and challenges, our business may be materially and adversely affected.

Our Operating Subsidiaries have a relatively short history in serving our current client base. As our business develops and as we respond to competition, we may continue to introduce new service offerings, make adjustments to our existing services, or make adjustments to our business operations in general. Any significant change to our business model that does not achieve expected results could have a material and adverse impact on our financial condition and results of operations. It is therefore difficult to effectively assess our future prospects.

Unfavorable financial market and economic conditions in Hong Kong, China, and elsewhere in the world could materially and adversely affect our business, financial condition, and results of operations.

As a financial services firm based in Hong Kong, our business is materially affected by conditions in the financial markets and economic conditions in Hong Kong, China, and elsewhere in the world. Financial markets and economic conditions could be negatively impacted by many factors beyond our control, such as inability to access capital markets, control of foreign exchange, changes in exchange rates, rising interest rates or inflation, slowing or negative growth rate, government involvement in allocation of resources, inability to meet financial commitments in a timely manner, terrorism, pandemics such as the COVID-19 pandemic, political uncertainty, civil unrest, fiscal or other economic policy of Hong Kong or other governments, and the timing and nature of any regulatory reform. The current trade frictions between the United States and China may also give rise to uncertainties in global economic conditions and adversely affect general investor confidence. Unfavorable financial market and economic conditions in Hong Kong, China, and elsewhere in the world could negatively affect our clients’ business and materially reduce demand for our services and increase price competition among financial services firms seeking such engagements, and thus could materially and adversely affect our business, financial condition, and results of operations. In addition, our profitability could be adversely affected due to our fixed costs and the possibility that we would be unable to reduce our variable costs without reducing revenues or within a timeframe sufficient to offset any decreases in revenues relating to changes in the market and economic conditions.

The online brokerage service industry and the financial services industry are intensely competitive. If we are unable to compete effectively, we may lose our market share and our results of operations and financial condition may be materially and adversely affected.

The financial services industry, including the online brokerage services industry, is intensely competitive, highly fragmented, and subject to rapid change, and we expect it to remain so. We compete both in Hong Kong and globally, and on the basis of a number of factors, including the ability to adapt to evolving financial needs of a broad spectrum of clients, our ability to identify market demands and business opportunities to win client mandates, the quality of our advice, our employees and deal execution, the range and price of our products and services, our innovation, our reputation, and the strength of our relationships. We expect to continue to invest capital and resources in our businesses in order to grow and develop them to a size where they are able to compete effectively in their markets, have economies of scale, and are themselves able to produce or consolidate significant revenues and profit. We cannot assure you that the planned and anticipated growth of our securities and futures trading services business and margin financing business will be achieved or in what timescale. There may be difficulties securing financing for investment for growth and in recruiting and retaining the skilled human resources required to compete effectively. If we fail to compete effectively against our competitors, our business, financial conditions, results of operations, and prospects will be materially and adversely affected.

As an online provider of securities and futures trading services for Asian investors on a global basis, our business generally requires us to react promptly to the evolving demand of our clients and be able to provide innovative financial solutions tailored to their needs. We may not be able to compete effectively with our competitors at all times and always be able to provide appropriate financial solutions that promptly and accurately address our clients’ needs. If this were to happen, our ability to attract new or retain existing clients will suffer, which would materially and adversely affect our revenues and earnings.

We primarily compete with other providers of financial services to Asian investors. We may face pricing pressure as some of our competitors may seek to obtain higher market share by reducing fees and commissions. Some of our competitors include large global financial institutions or state-owned PRC financial institutions operating or headquartered in Hong Kong, many of which have longer operating histories, far broader financial and other resources, and significantly greater name recognition than us and have the ability to offer a wider range of products, which may enhance their competitive position. They also regularly support services we do not provide, such as commercial lending, margin lending and other financial services and products, which puts us at a competitive disadvantage and could result in pricing pressures or lost opportunities, which in turn could materially and adversely affect our results of operations. In addition, we may be at a competitive disadvantage with regard to some of our competitors that have larger customer bases and greater human resources.

During the years ended March 31, 2026 and 2025, our top five customers accounted for a significant portion of our total revenues. The loss of any such customers or a material decline in their trading activities through us would have an adverse effect on our operating results.

Our top five customers accounted for 47% and 49% of our total revenues for the years ended March 31 2026 and 2025, respectively. Although our Operating Subsidiaries strive to provide excellent service and experience to our customers, we cannot guarantee that these top customers will continue to trade on our platform at levels commensurate with previous periods, or that they will not terminate the use of our services in the future. The volume of trading and the type of futures products which these clients may decide to trade during any particular period depends on their investment preferences at the time, which may be affected by their outlook of the market as well as factors beyond our control. Any decline in our top customers’ transaction volume would lower our revenues, which would adversely affect our profitability.

Our current level of commission and fee rates may decline in the future. Any material reduction in our commission or fee rates could reduce our profitability.

Our Operating Subsidiaries derive a significant portion of our revenues from commissions and fees paid by our clients for trading futures through our online platforms. During the years ended March 31, 2026 and 2025, our futures brokerage commission income amounted to US$1.8 million and US$1.8 million, respectively, representing 38.8% and 55.0% of our total revenues, respectively. During the years ended March 31, 2026 and 2025, revenues from the trading solution services amounted to US$0.3 million and US$0.8 million, respectively, representing 6.1% and 24.2% of our total revenues, respectively. We may experience pressure on our commission or fee rates as a result of competition we face in the online brokerage service industry. Some of our competitors offer a broader range of services to a larger client base, and enjoy higher trading volumes, than we do. Consequently, our competitors may be able and willing to offer trading services at lower commission or fee rates than we currently offer or may be able to offer. For example, some banks in Hong Kong and the United States offer zero commission fees or similar policies to attract securities investors. As a result of this pricing competition, we could lose both market share and revenues. We believe that any downward pressure on commission or fee rates would likely continue and intensify as we continue to develop our business and gain recognition in our markets. A decline in our commission or fee rates could lower our revenues, which would adversely affect our profitability. In addition, our competitors may offer other financial incentives such as rebates or discounts in order to induce trading in their systems rather than in ours. If our commission or fee rate decreases significantly, our operating and financial results may be materially and adversely affected.

The level of commission and fee rate we need to pay our execution brokers may increase in the future. Any material increment in our commission or free rates could reduce our profitability.

Commission expenses were our largest type of expenses, which amounted to 28.5% and 40.1% of our revenues for the years ended March 31, 2026 and 2025, respectively. Commission expenses represent the fees we paid to our broker partners, when we place a client order to an exchange market through these partners. We rely on these partners to execute trades except for orders to the Hong Kong Stock Exchange and Hong Kong Futures Exchange. Although there is a wide selection of broker partners we could choose from, if the commission and fee rate we need to pay to our execution brokers increase significantly and we could not find cost-effective alternatives or pass on the extra cost to our customers, our operating and financial results may be materially and adversely affected.

We may not be able to develop our margin financing business as expected and may be exposed to credit risks related to such business. In addition, we need adequate funding at reasonable costs to successfully operate our proposed margin financing business and access to adequate funding at reasonable costs cannot be assured.

Revenues generated from margin financing was $341,239, which accounted for 4.7% of total revenues, during the fiscal years ended March 31, 2025 and $138,290, which accounted for 2.9% of total revenues, during the fiscal years ended March 31, 2026. We did not generate revenue from margin financing services for the fiscal years 2023 and 2022. Our margin financing business may not develop as expected if clients fail to perform contractual obligations or the value of collateral held to secure the obligations is inadequate. We intend to adopt comprehensive internal policies and procedures designed to manage such risks. For example, once the margin value falls below the outstanding amount of the relevant loan extended as a result of a market downturn or adverse movement in the prices of the pledged securities, we will make a margin call requesting the client to deposit additional funds, sell securities or pledge additional securities to top up their margin value. If the client’s margin value still falls below the required standard, we will initiate our liquidation protection mechanism on a real-time basis to bring the client’s account into margin compliance. Nevertheless, we cannot assure you that we will not be exposed to any credit risks associated with our margin financing business.

Moreover, the development, growth and success of our margin financing business will depend on the availability of adequate funding to meet our client demand for loans on our platform. We expect to derive the funding for our margin financing business from a variety of sources, including funding secured from commercial banks, other licensed financial institutions and other parties as well as financing generated from our business operations. To the extent there is insufficient funding from institutional funding partners who are willing to accept the credit risk related to the collateral from our clients, the funds available for our margin financing business might be limited and our ability to provide margin financing services to our clients to address their demand for loans would be adversely impacted. In addition, as we strive to offer our clients competitively priced services and the online brokerage market is intensely competitive, we may attempt to further reduce our interest expenses from our funding partners. If we cannot continue to maintain our relationship with these funding partners and obtain adequate funding at reasonable costs, we may not be able to continue to offer or grow our margin financing business. To the extent that our funding partners find the risk-adjusted returns with us less attractive, we may not be able to obtain the requisite level of funding at reasonable costs, or at all. If our platform is unable to provide our clients with margin loans or fund the loans on a timely basis due to insufficient funding or less favorable pricing compared to those of our competitors, it would harm our business, financial condition and results of operations.

We may not succeed in promoting and sustaining our brand, which could have an adverse effect on our future growth and business.

A critical component of our future growth is our ability to promote and sustain our brand. Promoting and positioning our brand and platform will depend largely on the success of our marketing efforts, our ability to attract users and clients cost-efficiently and our ability to consistently provide high- quality services and a superior experience. We have incurred and will continue to incur significant expenses related to advertising and other marketing efforts, which may not be effective and may adversely affect our net margins.

In addition, to provide a high-quality user and client experience, we have invested and will continue to invest substantial amounts of resources in the development and functionality of our platform, website, technology infrastructure and client service operations. Our ability to provide a high-quality user and client experience is also highly dependent on external factors over which we may have little or no control, including, without limitation, the reliability and performance of software vendors and business partners. Failure to provide our users and clients with high quality services and experience for any reason could substantially harm our reputation and adversely impact our efforts to develop a trusted brand, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our corporate actions will be substantially controlled by our Chairwoman, Ms. Junli Yang, who holds all of our outstanding Class B Ordinary Shares and possesses significant voting power, which may deprive you of an opportunity to receive a premium for your Class A Ordinary Shares and materially reduce the value of your investment.

On June 11, 2025, Zhong Yang Holdings (BVI) Limited, our then-controlling shareholder, transferred 10,000,000 Class A Ordinary Shares to Ms. Junli Yang, our Chairwoman of the Board of Directors. On July 15, 2025, Ms. Yang converted all 10,000,000 Class A Ordinary Shares into 10,000,000 Class B Ordinary Shares. Each Class B Ordinary Share is entitled to fifty (50) votes, whereas each Class A Ordinary Share is entitled to one (1) vote. As a result of this conversion, Ms. Yang now holds all of the issued and outstanding Class B Ordinary Shares, representing 97% of the total voting power of our company as of the date of this annual report.

This concentration of voting power enables Ms. Yang to unilaterally determine the outcome of matters submitted to our shareholders for approval, including the election of directors, amendments to our organizational documents, mergers, consolidations, and other significant corporate transactions. This level of control may discourage, delay, or prevent a change in control of our company, which could deprive shareholders of the opportunity to receive a premium for their shares in connection with a potential sale of the company and may adversely affect the market price of our Class A Ordinary Shares. Ms. Yang may take actions that are not aligned with the interests of our other shareholders.

Our businesses depend on key management executives and professional staff, and our business may suffer if we are unable to recruit and retain them.

Our businesses depend on the skills, reputation, and professional experience of our key management executives, the network of resources and relationships they generate during the normal course of their activities, and the synergies among the diverse fields of expertise and knowledge held by our senior professionals. Therefore, the success of our business depends on the continued services of these individuals. If we lose their services, we may not be able to execute our existing business strategy effectively, and we may have to change our current business direction. These disruptions to our business may take up significant energy and resources of our company, and materially and adversely affect our future prospects.

Moreover, our business operations depend on our professional staff, our most valuable asset. Their skills, reputation, professional experience, and client relationships are critical elements in obtaining and executing client engagements. We devote considerable resources and incentives to recruiting and retaining these personnel. However, the market for quality professional staff is increasingly competitive. We expect to face significant competition in hiring such personnel. Additionally, as we mature, current compensations scheme to attract employees may not be as effective as in the past. The intense competition may require us to offer more competitive compensation and other incentives to our talent, which could materially and adversely affect our financial condition and results of operations. As a result, we may find it difficult to retain and motivate these employees, and this could affect their decisions about whether or not they continue to work for us. If we do not succeed in attracting, hiring and integrating quality professional staff, or retaining and motivating existing personnel, we may be unable to grow effectively.

We are subject to extensive and evolving regulatory requirements, the non-compliance with which may result in penalties, limitations, and prohibitions on our future business activities or suspension or revocation of our licenses, and consequently may materially and adversely affect our business, financial condition, and results of operations. In addition, we may, from time to time, be subject to regulatory inquiries and investigations by relevant regulatory authorities or government agencies in Hong Kong or other applicable jurisdictions.

The Hong Kong financial market in which we primarily operate is highly regulated. Our business operations are subject to applicable laws, regulations, guidelines, circulars, and other regulatory guidance, and many aspects of our businesses depend on obtaining and maintaining approvals, licenses, permits, or qualifications from the relevant regulators. Serious non-compliance with regulatory requirements could result in investigations and regulatory actions, which may lead to penalties, including reprimands, fines, limitations, or prohibitions on our future business activities or, if significant, suspension or revocation of our licenses. Failure to comply with these regulatory requirements could limit the scope of businesses in which we are permitted to engage. Furthermore, additional regulatory approvals, licenses, permits, or qualifications may be required by relevant regulators in the future, and some of our current approvals, licenses, permits, or qualifications are subject to periodic renewal. Although we have not been found by any relevant regulators to be in material non-compliance with any regulatory requirements since we commenced our current businesses in 2015, any such finding or other negative outcome may affect our ability to conduct business, harm our reputation and, consequently, materially and adversely affect our business, financial condition, results of operations, and prospects.

Two of our Operating Subsidiaries, ZYSL and ZYCL, are HKSFC-licensed companies subject to various requirements, such as remaining fit and proper at all times, minimum liquid and paid-up capital requirements, notification requirements, submission of audited accounts, submission of financial resources returns and annual returns, continuous professional training, under the Securities and Futures Ordinance (Cap. 571) of Hong Kong and its subsidiary legislation and the codes and the guidelines issued by the HKSFC. If any of these HKSFC licensed companies fails to meet the regulatory capital requirements in Hong Kong, the local regulatory authorities may impose penalties on us or limit the scope of our business, which could, in turn, have a material adverse effect on our financial condition and results of operations. Moreover, the relevant capital requirements may be changed over time or subject to different interpretations by relevant governmental authorities, all of which are out of our control. Any increase of the relevant capital requirements or stricter enforcement or interpretation of the same may adversely affect our business activities. Any non-compliance with applicable regulatory requirements by our company or any of our subsidiaries may result in penalties, limitations, and prohibitions on our future business activities and thus may materially and adversely affect our business, financial condition, and results of operations.

From time to time, ZYSL and ZYCL may be subject to or required to assist in inquiries or investigations by relevant regulatory authorities or government agencies in Hong Kong or other jurisdictions, including the HKSFC and the SEC, relating to its own activities or activities of third parties such as its clients. The HKSFC conducts on- site reviews and off-site monitoring to ascertain and supervise our business conduct and compliance with relevant regulatory requirements and to assess and monitor, among other things, our financial soundness. We, our directors, or our employees, may be subject to such regulatory inquiries and investigations from time to time, regardless of whether we are the target of such regulatory inquiries and investigations. If any misconduct is identified as a result of inquiries, reviews or investigations, the HKSFC may take disciplinary actions that would lead to revocation or suspension of licenses, public or private reprimand or imposition of pecuniary penalties against us, our responsible officers, licensed representatives, directors, or other officers. Any such disciplinary actions taken against us, our responsible officers, licensed representatives, directors, or other officers may have a material and adverse impact on our business operations and financial results. In addition, we are subject to statutory secrecy obligations under the Securities and Futures Ordinance (Cap. 571) of Hong Kong whereby we may not be permitted to disclose details on any HKSFC inquiries, reviews or investigations without the consent of the HKSFC. For further details, see “Regulation-Disciplinary Power of the HKSFC”.

Another Operating Subsidiary, Winrich, is a licensed money lending company governed by the Money Lenders Ordinance in Hong Kong to carrying on business as a money lender.

Money lenders and money-lending transactions in Hong Kong are regulated by the Money Lenders Ordinance. In general, any person who carries on business as a money lender must apply for and maintain a money lenders license (valid for 12 months) granted by the licensing court under the Money Lenders Ordinance, unless any exemption under the Money Lenders Ordinance applies. An application for or renewal of this license is subject to any objection by the Registrar of Money Lenders (the role is presently performed by the Registrar of Companies) and the Commissioner of Police. The Commissioner of Police is responsible for enforcing the Money Lenders Ordinance, including carrying out examinations on applications for money lenders licenses, renewal of licenses and endorsements on licenses, and is responsible for investigations of complaints against money lenders.

The register of licensed money lenders is currently kept in the Companies Registry of Hong Kong and is available for inspection. The Money Lenders Ordinance provides for protection and relief against excessive interest rates and extortionate stipulations in respect of loans by, for example, making it an offense for a person to lend money at an effective interest rate exceeding or extortionate provisions. Since December 30, 2022, being the effective date of the latest amendments to the Money Lenders Ordinance, the statutory interest rate cap for lending and the threshold of extortionate rate under the Money Lenders Ordinance was lowered from 60% to 48% per annum and from 48% to 36% per annum, respectively. It also stipulates various mandatory documentary and procedural requirements that are required to be observed by a money lender in order to enforce in the courts of law a lending agreement or security being the subject of the Money Lenders Ordinance.

Our revenues and profits are highly volatile, and fluctuate significantly from quarter to quarter, which may result in volatility of the price of our Class A Ordinary Shares.

Our revenues and profits are highly volatile and could fluctuate significantly. For example, the revenues generated from our businesses are highly dependent on market conditions, regulatory environment and policies, and the decisions and actions of our clients and interested third parties. Almost all of our revenues were derived from brokerage fees generated from customers who traded futures on our platform, therefore our revenues are highly influenced by the futures trading volume of our customers and the commission rates we charge. Futures brokerage commission and trading solution services are likely to remain our main source of revenues in the near future, until we start to generate significant revenue from margin financing, CFD products, OTC Derivative trading and Loan business. The willingness of our customers to trade futures on our platform can be affected by a number of factors which are difficult to predict, for example, general economic and political conditions in Hong Kong, the PRC and fluctuations in interest rates, and changes in investor confidence in the market. Where our customers decide to reduce their trading volume in future contracts or to not trade at all, our revenues will be reduced. As a result, our results of operations will likely fluctuate from quarter to quarter based on the timing of when those fees are earned. It may be difficult for us to achieve steady earnings growth on a quarterly basis, which could, in turn, lead to large adverse movements in the price of our Class A Ordinary Shares or increasing volatility in our Ordinary Share price generally.

We face additional risks as we offer new products and services, transact with a broader array of clients and counterparties and expose ourselves to new geographical markets.

Our Operating Subsidiaries are committed to providing new products and services in order to strengthen our market position in the financial services industry and client relationships. We expect to expand our product and service offerings as permitted by relevant regulatory authorities, transact with new clients not in our traditional client base and enter into new markets. These activities expose us to new and increasingly challenging risks, including, but not limited to:

●	our personnel and technology systems may fail to adapt to the changes in such new areas or we may fail to effectively integrate new services into our existing operations
●	we may have insufficient experience or expertise in offering new products and services and dealing with inexperienced counterparties and clients may harm our reputation;

●	we may invest significant time and resources and fail to achieve the initial timetables for the introduction and development of new lines of business and/or new services;
●	we may be unable to proceed with our operations as planned or compete effectively due to different competitive landscapes in these new areas;
●	we may be subject to stricter regulatory scrutiny, or increasing tolerance of credit risks, market risks, compliance risks, and operational risks;

●	we may be unable to provide clients with adequate levels of service for our new products and services;

●	our new products and services may not be accepted by our clients or meet our profitability expectations;

●	our internal information technology infrastructure may not be sufficient to support our product and service offerings.

If we are unable to achieve the expected results with respect to our offering of new products and services, our business, financial condition, and results of operations could be materially and adversely affected.

In addition, engaging in business internationally may expose us to additional risks and uncertainties. As we have limited experience in operating our business outside of Hong Kong, we may be unable to attract a sufficient number of clients, fail to anticipate competitive conditions, or face difficulties in operating effectively in overseas markets. We may also fail to adapt our business models to local markets due to various legal requirements and market conditions. Compliance with applicable foreign laws and regulations, especially financial regulations, increases the costs and risk exposure of doing business in foreign jurisdictions. In addition, in some cases, compliance with the laws and regulations of one country could nevertheless cause violation of the laws and regulations of another country. Violations of these laws and regulations could materially and adversely affect our brand, international growth efforts, and business.

We may undertake acquisitions, investments, joint ventures, or other strategic alliances, which could present unforeseen integration difficulties or costs and may not enhance our business as we expect.

Our strategy includes plans to grow both organically and through possible acquisitions, joint ventures, or other strategic alliances. Joint ventures and strategic alliances may expose us to new operational, regulatory, and market risks, as well as risks associated with additional capital requirements. We may not be able, however, to identify suitable future acquisition targets or alliance partners. Even if we identify suitable targets or partners, the evaluation, negotiation, and monitoring of the transactions could require significant management attention and internal resources and we may be unable to complete an acquisition or alliance on terms commercially acceptable to us. The costs of completing an acquisition or alliance may be costly and we may not be able to access funding sources on terms commercially acceptable to us. Even when acquisitions are completed, we may encounter difficulties in integrating the acquired entities and businesses, such as difficulties in retention of clients and personnel, challenge of integration and effective deployment of operations or technologies, and assumption of unforeseen or hidden material liabilities or regulatory non-compliance issues. Any of these events could disrupt our business plans and strategies, which in turn could have a material adverse effect on our financial condition and results of operations. Such risks could also result in our failure to derive the intended benefits of the acquisitions, strategic investments, joint ventures, or strategic alliances, and we may be unable to recover our investment in such initiatives. We cannot assure you that we could successfully mitigate or overcome these risks.

Any negative publicity with respect to the Company, our directors, officers, employees, shareholders, or other beneficial owners, our peers, business partners, or our industry in general, may materially and adversely affect our reputation, business, and results of operations.

Our reputation and brand recognition play an important role in earning and maintaining the trust and confidence of our existing and prospective clients. Our reputation and brand are vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Negative publicity about us, such as alleged misconduct, other improper activities, or negative rumors relating to our business, shareholders, or other beneficial owners, affiliates, directors, officers, or other employees, can harm our reputation, business, and results of operations, even if they are baseless or satisfactorily addressed. These allegations, even if unproven or meritless, may lead to inquiries, investigations, or other legal actions against us by any regulatory or government authorities. Any regulatory inquiries or investigations and lawsuits against us, and perceptions of conflicts of interest, inappropriate business conduct by us or perceived wrongdoing by any key member of our management team, among other things, could substantially damage our reputation regardless of their merits, and cause us to incur significant costs to defend ourselves. As we reinforce our ecosystem and stay close to our clients and other stakeholders, any negative market perception or publicity on our business partners that we closely cooperate with, or any regulatory inquiries or investigations and lawsuits initiated against them, may also have an impact on our brand and reputation, or subject us to regulatory inquiries or investigations or lawsuits. Moreover, any negative media publicity about the financial services industry in general or product or service quality problems of other firms in the industry in which we operate, including our competitors, may also negatively impact our reputation and brand. If we are unable to maintain a good reputation or further enhance our brand recognition, our ability to attract and retain clients, third-party partners, and key employees could be harmed and, as a result, our business, financial position, and results of operations would be materially and adversely affected.

Our operations may be subject to transfer pricing adjustments by competent authorities.

We may use transfer pricing arrangements to account for business activities between us and our majority shareholder, Zhong Yang Holdings (BVI) Limited, the different entities within our consolidated group, or other related parties. We cannot assure you that the tax authorities in the jurisdictions where we operate would not subsequently challenge the appropriateness of our transfer pricing arrangements or that the relevant regulations or standards governing such arrangements will not be subject to future changes. If a competent tax authority later finds that the transfer prices and the terms that we have applied are not appropriate, such authority may require us or our subsidiaries to re-assess the transfer prices and re-allocate the income or adjust the taxable income. Any such reallocation or adjustment could result in a higher overall tax liability for us and may adversely affect our business, financial condition, and results of operations.

Fraud or misconduct by our directors, officers, employees, agents, clients, or other third parties could harm our reputation and business and may be difficult to detect and deter.

It is not always possible to detect and deter fraud or misconduct by our directors, officers, employees, agents, clients, business partners, or other third parties. The precautions that we take to detect and prevent such activity may not be effective in all cases. Fraud or misconduct by any of these persons or entities may cause us to suffer significant reputational harm and financial loss or result in regulatory disciplinary actions. The potential harm to our reputation and to our business caused by such fraud or misconduct is impossible to quantify.

We are subject to a number of obligations and standards arising from our businesses. The violation of these obligations and standards by any of our directors, officers, employees, agents, clients, or other third parties could materially and adversely affect us and our investors. For example, our businesses require that we properly handle confidential information. If our directors, officers, employees, agents, clients, or other third parties were to improperly use or disclose confidential information, we could suffer serious harm to our reputation, financial position, and existing and future business relationships. Although we have not identified any material fraud or misconduct by our directors, officers, employees, agents, clients, or other third parties since we commenced our current businesses in 2015, if any of these persons or entities were to engage in fraud or misconduct or were to be accused of such fraud or misconduct, our business and reputation could be materially and adversely affected.

We may be subject to litigation and regulatory investigations and proceedings and may not always be successful in defending ourselves against such claims or proceedings.

Although we have not been subject to any lawsuits and arbitration claims in relation to our current business since the commencement in 2015, operating in the financial services industry may subject us to significant risks, including the risk of lawsuits and other legal actions relating to compliance with regulatory requirements in areas such as information disclosure, sales or underwriting practices, product design, fraud and misconduct, and protection of sensitive and confidential client information. From time to time, we may be subject to lawsuits and arbitration claims in the ordinary course of our business brought by external parties or disgruntled current or former employees, inquiries, investigations, and proceedings by regulatory and other governmental agencies. Any such claims brought against us, with or without merits, may result in administrative measures, settlements, injunctions, fines, penalties, negative publicities, or other results adverse to us that could have material adverse effect on our reputation, business, financial condition, results of operations, and prospects even if we are successful in defending ourselves against.

In market downturns, the number of legal claims and the amount of damages sought in litigation and regulatory proceedings may increase. In addition, our affiliates may also encounter litigation, regulatory investigations, and proceedings for the practices in their business operations. Our clients may also be involved in litigation, investigation, or other legal proceedings, some of which may relate to transactions that we have advised, whether or not there has been any fault on our part.

We may not be able to fully detect money laundering and other illegal or improper activities in our business operations on a timely basis or at all, which could subject us to liabilities and penalties.

We are required to comply with applicable anti-money laundering and anti-terrorism laws and other regulations in the jurisdictions where we operate. Although we have adopted policies and procedures aimed at detecting, and preventing being used for, money-laundering activities by criminals or terrorist-related organizations and individuals or improper activities (including but not limited to market manipulation and aiding and abetting tax evasion), such policies and procedures may not completely eliminate instances where our networks may be used by other parties to engage in money laundering and other illegal or improper activities. Furthermore, we primarily comply with applicable anti-money laundering laws and regulations in Hong Kong and we may not fully detect violations of anti-money laundering regulations in other jurisdictions or be fully compliant with the anti-money laundering laws and regulations in other jurisdictions to which we are required. After we become a publicly listed company in the United States, we will also be subject to the U.S. Foreign Corrupt Practices Act of 1977 and other laws and regulations in the United States, including regulations administered by the U.S. Department of Treasury’s Office of Foreign Asset Control. Although we have not identified any failure to detect material money laundering activities since we commenced our current businesses in 2015, if we fail to fully comply with applicable laws and regulations, the relevant government agencies may impose fines and other penalties on us, which may adversely affect our business.

We regularly encounter potential conflicts of interest, and failure to identify and address such conflicts of interest could adversely affect our business.

We face the possibility of actual, potential, or perceived conflicts of interest in the ordinary course of our business operations. Conflicts of interest may exist between (i) our different businesses; (ii) us and our clients; (iii) our clients; (iv) us and our employees; (v) our clients and our employees, or (vi) us and our Controlling Shareholder and other beneficial owners. As our Operating Subsidiaries expand the scope of our business and our client base, it is critical for us to be able to timely address potential conflicts of interest, including situations where two or more interests within our businesses naturally exist but are in competition or conflict. We have put in place extensive internal control and risk management procedures that are designed to identify and address conflicts of interest. However, appropriately identifying and managing actual, potential, or perceived conflicts of interest is complex and difficult, and our reputation and our clients’ confidence in us could be damaged if we fail, or appear to fail, to deal appropriately with one or more actual, potential, or perceived conflicts of interest. It is possible that actual, potential, or perceived conflicts of interest could also give rise to client dissatisfaction, litigation, or regulatory enforcement actions. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including a reluctance of some potential clients and counterparties to do business with us. Any of the foregoing could materially and adversely affect our reputation, business, financial condition, and results of operations.

Geopolitical risks and political uncertainty may adversely impact economic conditions, increase market volatility, and negatively affect the demand for our services, our results of operations and financial condition.

We are exposed to geopolitical risks and political uncertainty in the markets in which we operate. Increased geopolitical tensions may increase cyber security risks and lead to civil unrest and/or acts of civil disobedience. For instance, the unrest in Hong Kong, marked by mass anti-government demonstrations, has given rise to increased disruption throughout the region. Such events could impact operational resilience by disrupting our systems, operations, new business sales and renewals, distribution channels and services to customers, which may result decreased profitability, financial loss, adverse customer impacts and reputational damage. In addition, Current tensions in international economic relations, like those between the United States and China, involve the imposition of new or higher tariffs and sanctions, which further complicate the business environment.

As a financial services firm based in Hong Kong, our businesses are materially affected by the financial markets and economic conditions in Hong Kong, China, and elsewhere in the world. Escalations of the tensions that affect trade relations may lead to slower growth in the global economy in general, which in turn could negatively affect our clients’ businesses and materially reduce demand for our services, thus potentially negatively affect our business, financial condition, and results of operations.

We may need additional funding but may not be able to obtain it on favorable terms or at all.

We may require additional funding for further growth and development of our business, including any investments or acquisitions we may decide to pursue. If our existing resources are insufficient to satisfy our requirements, we may seek to issue additional equity or debt securities or obtain new or expanded credit facilities. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including our future financial condition, results of operations, cash flows, share price performance, liquidity of international capital and lending markets, and the Hong Kong financial industry. Pursuant to the terms of the medium term notes issued by our majority shareholder, Zhong Yang Holdings (BVI) Limited, so long as the notes remain outstanding, Zhong Yang Holdings (BVI) Limited will not and will ensure that none of its subsidiaries, including us, create or have outstanding any mortgage, charge, lien, pledge, or other security interest, upon the whole or any part of its present or future undertaking, assets, or revenues to secure any indebtedness in the form of bonds, notes, debentures, loan stock, or other securities that are, or are intended to be, listed or traded on any stock exchange or over-the-counter or other securities market. This provision may affect our ability to obtain external financing through the issuance of debt securities in the public market. In addition, incurring indebtedness would subject us to increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that we will be able to secure financing in a timely manner or in amounts or on terms favorable to us, or at all. Any failure to raise needed funds on terms favorable to us, or at all, could severely restrict our liquidity as well as have a material adverse effect on our business, financial condition, and results of operations. Moreover, any issuance of equity or equity-linked securities could result in significant dilution to our existing shareholders.

If our insurance coverage is insufficient, we may be subject to significant costs and business disruption.

We have limited business insurance coverage. We currently carry limited insurance in connection with our brokerage business covered by the Type 1 license from the HKSFC against certain risks in accordance with the requirements under the Securities and Futures (Insurance) Rules of Hong Kong. We are not required to and do not carry insurance for futures brokerage business because we are not a participant of the Hong Kong Futures Exchange. Our futures brokers who are a participant of the Hong Kong Futures Exchange are required to have insurance coverage for their business. However, we do not carry business interruption insurance to compensate for losses that could occur to the extent not required. We do not currently carry insurance that covers the other aspects of our business operations. Nor do we currently maintain key man insurance covering our key personnel. We consider our insurance coverage to be reasonable in light of the nature of our business, but we cannot assure you that our insurance coverage is sufficient to prevent us from any loss or that we will be able to successfully claim our losses under our current insurance policies on a timely basis, or at all. If we incur any loss that is not covered by our insurance policies, or the compensated amount is significantly less than our actual loss, our business, financial condition, and results of operations could be materially and adversely affected.

We have identified a material weakness in our internal control over financial reporting. If we fail to implement and maintain an effective system of internal control to remediate our material weakness over financial reporting, we may be unable to accurately report our results of operations, meet our reporting obligations, or prevent fraud.

We are a public company in the United States subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 and the rules and regulations of Nasdaq Capital Market. Section 404 of the Sarbanes-Oxley Act, or Section 404, require us to include a report from management on the effectiveness of our internal control over financial reporting in our annual report on Form 10-K. In addition, once we cease to be an “emerging growth company” as such term is defined in the JOBS Act, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Our management may conclude that our internal control over financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may issue an adverse report if it is not satisfied with our internal control or the level at which our control is documented, designed, operated, or reviewed, or if it interprets relevant requirements differently from us.

In addition, our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

During the course of documenting and testing our internal control procedures, in order to satisfy the requirements of Section 404, we may identify other weaknesses and deficiencies in our internal control over financial reporting. In addition, if we fail to maintain proper and effective of our internal control over financial reporting, as these standards are modified, supplemented, or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could in turn limit our access to capital markets, harm our results of operations, and lead to a decline in the trading price of our Class A Ordinary Shares. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the stock exchange on which we list, regulatory investigations, and civil or criminal sanctions. We may also be required to restate our financial statements from prior periods.

Our management has completed an assessment of the effectiveness of our internal control over financial reporting. In the course of preparing our consolidated financial statements as of and for each of the three years ended March 31, 2026, 2025 and 2024, we identified a material weakness in our internal control over financial reporting. As defined in the standards established by the PCAOB, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified relate to the lack of sufficient competent financial reporting and accounting personnel with appropriate understanding of US GAAP and SEC rules and regulations to address complex technical accounting issues and SEC reporting requirements; and the lack of formal policies and procedures for the CECL process. To remedy the identified material weaknesses, we have implemented and will continue to implement several measures to improve our internal control over financial reporting, including: (i) that we engaged experienced financial consultant who worked closely with our internal finance team to assist us in preparing our financial statements and related disclosures in accordance with U.S. GAAP; (ii) that our Chief Financial Officer received additional training in U.S. GAAP through self-study and webinar courses, and began to periodically review major accounting literature updates provided by a major accounting firm which provide an overview of recent U.S. accounting pronouncements. (iii) conducting regular and continuous U.S. GAAP training programs and webinars for our financial reporting and accounting personnel; (iv) improving financial oversight function for handling complex accounting issues under U.S. GAAP. However, we cannot assure you that these measures may fully address the material weakness in our internal control over financial reporting or that we may not identify additional material weaknesses or significant deficiencies in the future. See also “Item 15. Controls and Procedures” of this annual report.

We may face intellectual property infringement claims, which could be time-consuming and costly to defend and may result in the loss of significant rights by us.

Although we have not been subject to any litigation, pending or threatened, alleging infringement of third parties’ intellectual property rights, we cannot assure you that such infringement claims will not be asserted against us in the future. Third parties may own copyrights, trademarks, trade secrets, ticker symbols, internet content, and other intellectual properties that are similar to ours in jurisdictions where we currently have no active operations. If we expand our business to or engage in other commercial activities in those jurisdictions using our own copyrights, trademarks, trade secrets, and internet content, we may not be able to use these intellectual properties or face potential lawsuits from those third parties and incur substantial losses if we fail to defend ourselves in those lawsuits. We have policies and procedures in place to reduce the likelihood that we or our employees may use, develop, or make available any content or applications without the proper licenses or necessary third-party consents. However, these policies and procedures may not be effective in completely preventing the unauthorized posting or use of copyrighted material or the infringement of other rights of third parties.

Intellectual property litigation is expensive and time-consuming and could divert resources and management attention from the operation of our business. If there is a successful claim of infringement, we may be required to alter our services, cease certain activities, pay substantial royalties and damages to, and obtain one or more licenses from third parties. We may not be able to obtain those licenses on commercially acceptable terms, or at all. Any of those consequences could cause us to lose revenues, impair our client relationships and harm our reputation.

Any failure to protect our intellectual property could harm our business and competitive position.

Our Operating Subsidiaries own and maintain a number of registered domain names (including our website www.ZYFGL.com) and, although we do not currently own any registered trademarks other than our company logo, registered in Hong Kong, we may in the future acquire new intellectual property such as trademarks, copyrights, domain names, and know-how. We will rely on a combination of intellectual property laws and contractual arrangements to protect our intellectual property rights. It is possible that third parties may copy or otherwise obtain and use our trademarks without authorization or otherwise infringe on our rights. We may not be able to successfully pursue claims for infringement that interfere with our ability to use our trademarks, website, or other relevant intellectual property or have adverse impact on our brand. We cannot assure you that any of our intellectual property rights would not be challenged, invalidated, or circumvented, or such intellectual property will be sufficient to provide us with competitive advantages. In addition, other parties may misappropriate our intellectual property rights, which would cause us to suffer economic or reputational damages.

Fluctuations in the value of Renminbi and regulatory controls on the convertibility and offshore remittance of Renminbi may adversely affect our results of operations and financial condition.

Many of our clients are Chinese nationals, institutions, or corporates, and they are subject to the relevant controls of the PRC government as well as risks relating to foreign currency exchange rate fluctuations. The change in value of Renminbi against Hong Kong dollars and other currencies is affected by various factors, such as changes in political and economic conditions in China. Any significant revaluation of Renminbi may materially and adversely affect the cash flows, revenues, earnings, and financial position of our Chinese clients. In addition, the PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, currency remittance out of China. Since 2016, the PRC government has tightened its foreign exchange policies and stepped up its scrutiny of outbound capital movement. In addition, under the existing regulations on offshore investment, approval from or registration with appropriate government authorities is required when Renminbi is to be converted into foreign currency for the purpose of offshore investment. Revaluation of the Renminbi and PRC laws and regulations in connection with the convertibility of the Renminbi into foreign currencies or offshore remittance of the Renminbi may limit the ability of our Chinese clients to engage our services, especially in our asset management business, which may in turn have a material adverse effect on our results of operations and financial condition.

We may be affected by the currency peg system in Hong Kong.

Since 1983, Hong Kong dollars have been pegged to the U.S. dollars at the rate of approximately HK$7.80 to US$1.00. We cannot assure you that this policy will not be changed in the future. If the pegging system collapses and Hong Kong dollars suffer devaluation, the Hong Kong dollar cost of our expenditures denominated in foreign currency may increase. This would in turn adversely affect the operations and profitability of our business.

Increases in labor costs may adversely affect our business and results of operations.

The economy in Hong Kong and globally has experienced general increases in inflation and labor costs in recent years. As a result, average wages in Hong Kong and certain other regions are expected to continue to increase. In addition, we are required by Hong Kong laws and regulations to pay various statutory employee benefits, including mandatory provident fund to designated government agencies for the benefit of our employees. The relevant government agencies may examine whether an employer has made adequate payments to the statutory employee benefits, and those employers who fail to make adequate payments may be subject to fines and other penalties. We expect that our labor costs, including wages and employee benefits, will continue to increase. Unless we are able to control our labor costs or pass on these increasing labor costs, our financial condition and results of operations may be adversely affected.

We may incur losses or experience disruption of our operations as a result of unforeseen or catastrophic events, including pandemics, terrorist attacks, or natural disasters.

Our business could be materially and adversely affected by catastrophic events or other business continuity problems, such as natural or man-made disasters, pandemics such as COVID-19, war, riots, terrorist attacks, or other public safety concerns. If we were to experience a natural or man- made disaster, disruption due to political unrest, or disruption involving electronic communications or other services used by us or third parties with which we conduct business, our operations will partially depend on the availability of our people and office facilities and the proper functioning of our computer, software, telecommunications, transaction processing, and other related systems. A disaster or a disruption in the infrastructure that supports our businesses, a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or a disruption that directly affects our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our business could also be adversely affected if our employees are affected by pandemics. In addition, our results of operations could be adversely affected to the extent that any pandemic harms the Chinese or Hong Kong economy in general. The incidence and severity of disasters or other business continuity problems are unpredictable, and our inability to timely and successfully recover could materially disrupt our businesses and cause material financial loss, regulatory actions, reputational harm, or legal liability.

Aggressive competition could reduce our market share, revenues and profits.

The market for online securities brokerage services directed towards Chinese investors or Asian investors in general is continually evolving and is intensely competitive. The securities brokerage industry, in general, has experienced significant consolidation, which may continue in the future, likely increasing competitive pressures in the industry. Consolidation could enable other firms to offer a broader range of products and services than we do, or offer them on better terms, such as higher interest rates paid on cash held in client accounts. We expect this intensely competitive environment to continue in the future. We face direct competition from numerous securities brokerage firms geared towards Chinese investors, including UP Fintech Holding Limited and Futu Holdings Limited. We also encounter competition from the broker-dealer affiliates of established full-commission brokerage firms as well as from banks, mutual fund sponsors, online wealth management services (including so-called “robo-advisors”) and other financial institutions and organizations, some of which provide online brokerage services. Some of our competitors have greater financial, technical, marketing and other resources, offer a wider range of services and financial products, and have greater name recognition and a more extensive client base than we do. Others offer a narrower range of products and services but benefit from a lower cost structure than we have. We believe that the general financial success of companies within the securities brokerage industry will continue to attract new competitors to the industry, such as software development companies, insurance companies, providers of online financial information and others. These companies may provide a more comprehensive suite of services than we do or offer services at lower prices. Increased competition could have adverse effects on our business such as reducing our market share, revenues and profits.

Our ability to compete successfully in the securities brokerage industry depends on a number of factors, such as:

●	maintaining and expanding our market position;

●	retaining existing customers and attracting and retaining new customers;

●	providing easy to use and innovative financial products and services;

●	our reputation and the market perception of our brand and overall value;

●	maintaining competitive pricing;

●	competing in a concentrated competitive landscape;

●	optimizing our costs of doing business;

●	the effectiveness of our technology (including cybersecurity defenses), products and services;

●	deploying a secure and scalable technology and back office platform;

●	complying with the differences in regulatory oversight regimes;

●	attracting new employees and retaining our existing employees; and

●	general economic and industry trends, including customer demand for financial products and services.

Our competitive position within the industry could be adversely affected if we were unable to address these factors adequately.

Failure to protect client data or prevent breaches of our information systems could expose us to liability or reputational damage.

We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations and with our clients and vendors. As the breadth and complexity of this infrastructure continue to grow, the potential risk of security breaches and cyber-attacks increases. Developing and enhancing new products and services, which is necessary for us to remain competitive, may involve the use or creation of new technologies, exposes us to cybersecurity and privacy risks that cannot be completely anticipated and increases the risk of security breaches and cyber-attacks. As a financial services company, we are continuously subject to cyber-attacks, distributed denial of service attacks and ransomware attacks, malicious code and computer viruses by activists, hackers, organized crime, foreign state actors and other third parties. Such breaches could lead to shutdowns or disruptions of our systems, account takeovers and unauthorized gathering, monitoring, misuse, loss, total destruction and disclosure of data and confidential information of ours, our clients, our employees or other third parties, or otherwise materially disrupt our or our clients’ or other third parties’ network access or business operations. In addition, vulnerabilities of our external service providers and other third parties could pose security risks to client information. The secure transmission of confidential information over public networks is also a critical element of our operations. Despite our efforts to assure the integrity of our systems, we may not be able to anticipate or to implement effective preventive measures against all security breaches, especially because the techniques that are used change frequently or are not recognized until launched and because security attacks can originate from a wide variety of sources. Data security breaches may also result from non-technical means (such as employee misconduct).

Although we have taken steps to reduce the risk of such threats, our risk and exposure to a cyber-attack or related breach remains heightened due to the evolving nature of these threats, our plans to continue to implement mobile access solutions to serve our clients, our routine transmission of sensitive information to third parties, the current global economic and political environment, external extremist parties and other developing factors. If a cyber-attack or similar breach were to occur, we could suffer damage to our reputation and incur significant remediation costs and losses.

In providing services to clients, our operating subsidiaries collect, store and process sensitive and confidential client data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, legal liabilities, regulatory enforcement actions, fines and/or criminal prosecution, which could in turn materially and adversely affect our business prospects and results of operation.

Unauthorized disclosure of sensitive or confidential client data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems, whether by our employees or third parties, including a cyber-attack by third parties who may deploy viruses, worms or other malicious software programs, could result in negative publicity, significant remediation costs, legal liability, regulatory fines, financial responsibility under our asset protection guarantee to reimburse clients for losses in their accounts resulting from unauthorized activity in their accounts (through no fault of the client) and damage to our reputation and could have adverse effects on our results of operations.

Any actual or perceived breach of the security of our technology, or media reports of perceived security vulnerabilities of our systems or the systems of our third-party service providers, could damage our reputation, expose us to the risk of litigation and liability, disrupt our operations, increase our costs with respect to investigations and remediation, reduce our revenues as a result of the theft of intellectual property, and otherwise adversely affect our business. Further, any actual or perceived security breach or cyber-attack directed at other financial institutions or financial services companies, whether or not we are impacted, could lead to a general loss of customer confidence in the use of technology to conduct financial transactions, which could negatively impact us. The occurrence of any of these events could have adverse effects on our business and results of operations.

If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and criminal prosecutions.

Although we maintain insurance coverage that we believe is reasonable, prudent and adequate for the purpose of our business, it might be insufficient in type or amount to protect us against all losses and costs stemming from security breaches, cyber-attacks and other types of unlawful activity or any resulting disruptions from such events.

We also face risk related to external fraud involving the misappropriation and use of clients’ user-names, passwords or other personal information to gain access to their accounts. This could occur from the compromise of clients’ personal electronic devices or as a result of a data security breach at an unrelated company where clients’ personal information is taken and then made available to fraudsters. This risk has grown in recent years due to the increased sophistication and activities of organized crime and other external parties. Losses in client accounts reimbursed under our asset protection guarantee against unauthorized account activity (through no fault of the client) could have adverse effects on our business, financial condition and results of operations.

Attrition of customer accounts and failure to attract new accounts could have a material adverse effect on our business, financial condition and results of operations.

Our customer base is mainly comprised of individual customers. Although our Operating Subsidiaries offer services designed to educate, support and retain our customers, our efforts to attract new customers or reduce the attrition rate of our existing customers may not be successful. If we were unable to maintain or increase our customer retention rates or generate new customers in a cost-effective manner, our business, financial condition and results of operations would likely be adversely affected. Although we have spent significant financial resources on marketing expenses and plan to continue doing so, these efforts may not be cost-effective to attract new customers. We cannot assure you that we will be able to maintain or grow our customer base in a cost-effective way. If we are unable to maintain high quality services, or maintain or reduce our service fee rate, or introduce new products and services, we may fail to attract new customers or lose our existing customers, which could adversely affect our growth and profitability.

A failure in our information technology, or IT, systems could cause interruptions in our services, undermine the responsiveness of our services, disrupt our business, damage our reputation and cause losses, all while exposing us to various cybersecurity and other operational risks.

Our IT systems support all phases of our operations, including marketing, customer development and the provision of customer support services, and are an essential part of our technology infrastructure. If our systems fail to perform, we could experience disruptions in operations, slower response time or decreased customer satisfaction. We must process, record and monitor a large number of transactions and our operations are highly dependent on the integrity of our technology systems and our ability to make timely enhancements and additions to our systems. System interruptions, errors or downtime can result from a variety of causes, including changes in customer usage patterns, technological failures, changes to our systems, linkages with third-party systems and power failures. Our systems are vulnerable to disruptions from human error, execution errors, errors in models such as those used for risk management and compliance, employee misconduct, unauthorized trading, external fraud, computer viruses, distributed denial of service attacks, computer viruses or cyberattacks, terrorist attacks, natural disaster, power outage, capacity constraints, software flaws, events impacting key business partners and vendors, and similar events.

We rely heavily on financial, accounting, communication and other data processing systems as well as the people who operate them to securely process, transmit, and store sensitive and confidential client information, and communicate globally with our staff, clients, partners, and third-party vendors. We also depend on various third-party software and cloud-based storage platforms as well as other information technology systems in our business operations.

It could take an extended period of time to restore full functionality to our technology or other operating systems in the event of an unforeseen occurrence, which could affect our ability to process and settle customer transactions. Moreover, instances of fraud or other misconduct might also negatively impact our reputation and customer confidence in us, in addition to any direct losses that might result from such instances. Despite our efforts to identify areas of risk, oversee operational areas involving risks, and implement policies and procedures designed to manage these risks, there can be no assurance that we will not suffer unexpected losses, reputational damage or regulatory actions due to technology or other operational failures or errors, including those of our vendors or other third parties.

While we devote substantial attention and resources to the reliability, capacity and scalability of our systems, extraordinary trading volume could cause our computer systems to operate at unacceptably slow speeds or even fail, affecting our ability to process customer transactions and potentially resulting in some customers’ orders being executed at prices they did not anticipate. Disruptions in service and slower system response time could result in substantial losses and decreased customer satisfaction. We are also dependent on the integrity and performance of securities exchanges, clearinghouses and other intermediaries to which customer orders are routed for execution and clearing. System failures and constraints and transaction errors at such intermediaries could result in delays and erroneous or unanticipated execution prices, cause substantial losses for our customers and for us, and subject us to claims from our customers for damages.

In addition, our clients typically provide us with sensitive and confidential information as part of our business arrangements. We are susceptible of attempts to obtain unauthorized access of such sensitive and confidential client information. We also may be subject to cyber-attacks involving leak and destruction of sensitive and confidential client information and our proprietary information, which could result from an employee’s or agent’s failure to follow data security procedures or as a result of actions by third parties, including actions by government authorities. Although cyber-attacks have not had a material impact on our operations to date, breaches of our or third-party network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to and disclose sensitive and confidential client information and our proprietary information, destroy data or disable, degrade, or sabotage our systems, often through the introduction of computer viruses and other means, and could originate from a wide variety of sources, including state actors or other unknown third parties. The increase in using mobile technologies can heighten these and other operational risks.

We cannot assure you that we or the third parties on which we rely will be able to anticipate, detect, or implement effective preventative measures against frequently changing cyber-attacks. We may incur significant costs in maintaining and enhancing appropriate protections to keep pace with increasingly sophisticated methods of attack. In addition to the implementation of data security measures, we require our employees to maintain the confidentiality of the proprietary information that we hold. If an employee’s failure to follow proper data security procedures results in the improper release of confidential information, or our systems are otherwise compromised, malfunctioning or disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions, and damage to our reputation.

Any breach or error by third-party service providers or a cyber-attack could significantly disrupt our operations, damage our reputation, and negatively impact our business. See “Item 1C. Cybersecurity”

Our brokerage operations have exposure to liquidity risk.

Our brokerage operations have exposure to liquidity risk. Maintaining adequate liquidity is crucial to our brokerage operations, including key functions such as transaction settlement. We are subject to liquidity and capital adequacy requirements in various jurisdictions. Our liquidity needs are primarily met by equity contribution and revenues generation. A reduction of funds available from these sources may require us to seek other potentially more expensive forms of financing, such as potential borrowings on revolving credit facilities. Our liquidity could be constrained if we are unable to obtain financing on acceptable terms, or at all, due to a variety of unforeseen market disruptions. Inability to meet our funding needs in a timely manner would have a material adverse effect on our business.

Our management team lacks experience in managing a U.S. public company and complying with laws applicable to such company, the failure of which may adversely affect our business, financial condition and results of operations.

Our current management team lacks experience in managing a U.S. publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to U.S. public companies. As a public company, we are subject to significant regulatory oversight and reporting obligations under the federal securities laws and the scrutiny of securities analysts and investors, and our management currently has no experience in complying with such laws, regulations and obligations. Our management team may not successfully or efficiently manage our transition to becoming a U.S. public company. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.

We may fail to update our risk management policies and internal control system as needed and such policies and procedures may otherwise be ineffective, which may expose us to unidentified or unexpected risks.

We follow our comprehensive internal risk management framework and procedures to manage our risks, including, but not limited to, reputational, legal, regulatory, compliance, operational, market, liquidity, and credit risks. However, our risk management policies, procedures, and internal controls may not be adequate or effective in mitigating our risks or protecting us against unidentified or unanticipated risks. In addition, the capital markets are constantly developing, the information and experience that we rely on for our risk management methods may become quickly outdated as capital markets and regulatory environment continue to evolve. We may fail to update our risk management system as needed and the system may fail to effectively function, thus exposing us to unidentified or unexpected risks. We are dependent on our risk management policies and procedures and the adherence to such policies and procedures by our risk management and other staff to manage the risks inherent in our business. Our policies, procedures and practices used to identify, monitor and control a variety of risks are carried out by the corresponding departments. However, some of our methods for managing risks are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. These methods may not adequately prevent losses, particularly as they relate to extreme market movements, which may be significantly greater than historical fluctuations in the market. In addition, we may fail to update our risk management system as needed or as fast as the industry evolves, weakening our ability to identify, monitor and control new risks. Any deficiencies or failures in our risk management and internal control systems and procedures may adversely affect our ability to identify or report our deficiencies or non-compliance. For a discussion of risks relating to the material weakness in our internal control over financial reporting, see “Risks Relating to Our Business and Industry-We have identified certain material weakness in our internal control over financial reporting. If we fail to implement and maintain an effective system of internal control to remediate our material weakness over financial reporting, we may be unable to accurately report our results of operations, meet our reporting obligations, or prevent fraud.”

We may not be able to obtain additional capital when desired, on favorable terms or at all. If we fail to meet the capital requirement pursuant to the Securities and Futures (Financial Resources) Rules, our business operations and performance will be adversely affected.

We anticipate that our current cash, and cash provided by operating activities, will be sufficient to meet our current and anticipated needs for general corporate purposes for at least the next 12 months. However, we need to make continued investments in facilities, hardware, software, technological systems and to retain talented personnel to remain competitive. Due to the unpredictable nature of the capital markets and our industry, we cannot assure you that we will be able to raise additional capital on terms favorable to us, or at all, if and when required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our infrastructure or respond to competitive pressures could be significantly limited, which would adversely affect our business, financial condition and results of operations. If we do raise additional funds through the issuance of equity or convertible debt securities, the ownership interests of our shareholders could be significantly diluted. These newly issued securities may have rights, preferences or privileges senior to those of existing shareholders. In addition, our HKSFC licensed subsidiaries, ZYSL and ZYCL are required under the Securities and Futures (Financial Resources) Rules to maintain certain levels of liquid capital. If they fail to maintain the required levels of liquid capital, the HKSFC may take actions against us and our business will be adversely affected.

Internet-related issues may reduce or slow the growth in the use of our services in the future. In particular, our future growth depends on the further acceptance of the internet and particularly the mobile internet as an effective platform for assessing trading and other financial services and content.

Critical issues concerning the commercial use of the internet, such as ease of access, security, privacy, reliability, cost, and quality of service, remain unresolved and may adversely impact the growth of internet use. If internet usage continues to increase rapidly, the internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline. Continuous rapid growth in internet traffic may cause decreased performance, outages and delays. Our ability to increase the speed with which we provide services to users and clients and to increase the scope and quality of such services is limited by and dependent upon the speed and reliability of our users’ and clients’ access to the internet, which is beyond our control. If periods of decreased performance, outages or delays on the internet occur frequently or other critical issues concerning the internet are not resolved, overall internet usage or usage of our web-based services could increase more slowly or decline, which would cause our business, results of operations and financial condition to be materially and adversely affected.

Furthermore, while the internet and the mobile internet have gained increased popularity in Hong Kong and China as platforms for financial products and content in recent years, many investors have limited experience in trading and using other financial services online. For example, investors may not find online content to be reliable sources of financial product information. If we fail to educate investors about the value of our platform and our services, our growth will be limited and our business, financial performance and prospects may be materially and adversely affected. The further acceptance of the internet and particularly the mobile internet as an effective and efficient platform for trading and other financial services and content is also affected by factors beyond our control, including negative publicity around online and mobile brokerage services. If online and mobile networks do not achieve adequate acceptance in the market, our growth prospects, results of operations and financial condition could be harmed.

Our Operating Subsidiaries currently conduct our futures and stock brokerage business through trading platforms licensed from third parties. Our reputation, business, financial position, results of operations and cash flows may be harmed if these parties do not perform their obligations or if they suffer interruptions to their own operations, or if alternative are unavailable or if cost of such alternatives are unfavorable.

Our Operating Subsidiaries currently conduct our futures and stock brokerage business through three trading platforms, Esunny for futures trading and Longbridge for stock trading, both of which were licensed from third parties. Our proposed CFD trading business will also be conducted through a trading platform licensed from a third party. The cost, quality and accessibility of the three trading platforms are essential to our services. Any interruption in the third parties’ services, or deterioration in the third parties’ performance or quality could adversely affect our business operation. We are also subject to the risk of our licensors discontinue or modify the licensing agreements or increase the price thereof. If any such licensors were to go out of business, alternative trading platforms or service providers may not be available on acceptable terms or at all. Further, any increase in fees for such licenses and services may harm our ability to provide our services on a cost-effective basis. Reliable and cost-effective replacement sources may not be available on short notice or at all, and this may force us to increase prices and face a corresponding decrease in demand for our services. This would harm our ability to market our services in order to meet market demand and could materially and adversely affect our reputation, business, financial position, results of operations and cash flows.

We have limited control over these parties on which our business depends. If any of these parties fails to perform its obligations, or breaches or ends its relationship with us, finding alternate service providers would be time consuming, difficult and costly and we may be unable to satisfy demand for our services. Delays, inaccessibility and other problems could impair our operation and brand image and make it difficult for us to attract new customers. Accordingly, a loss or interruption in the service of any key party could adversely impact our reputation, business, financial position, results of operations and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our Board of Directors is responsible for reviewing the Company’s cybersecurity risk management and control systems in relation to the financial reporting by the Company, including the Company’s cybersecurity strategy. We maintain a process for assessing, identifying and managing material risks from cybersecurity threats, including risks relating to disruption of business operations or financial reporting systems, intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk, as part of our overall risk management system and processes. We assess and manage our cybersecurity risks through our Information Technologies (“IT”) Committee, which is integrated by the Chief Executive Officer and the Chief Financial Officer. The Chief Executive Officer presents to our Board of Directors, on a yearly basis, the work carried out on the identification, categorization, and mitigation procedures put in place in relation to the most relevant risks of the company, including cybersecurity risks. In this sense, risks related to cybersecurity have been categorized as “high relevance” for the Company.

Our IT department is responsible for targeted and regular monitoring of cybersecurity risks. They independently and continuously monitor cybersecurity risks and countermeasures to defend against such threats and, in the event of a cybersecurity threat or cybersecurity incident, inform executive management and our Board of Directors. In addition to the regular meetings between executive management and the individual risk owners mainly consisting out of the various departments’ heads, a comprehensive cybersecurity risk analysis for internal and external risks is carried out as appropriate.

According to the priority of the cybersecurity risks as result of the risk evaluation, risks are addressed by concrete actions and, if appropriate and possible, necessary countermeasures. In order to be able to react quickly and flexibly to cybersecurity risks, risk management is integrated into existing processes and reporting channels. Our risk management program considers cybersecurity risks alongside other company risks, and our enterprise risk professionals consult with company subject matter experts to gather information necessary to identify cybersecurity risks and evaluate their nature and severity, as well as identify mitigations and assess the impact of those mitigations on residual risk. We may engage third parties from time to time to conduct risk assessments.

Item 2. Properties

4.D. Property, Plant and Equipment

Facilities

Our principal executive office is located at 101 Cecil Street, #13-05 Tong Eng Building, Singapore 069533, where TOP Asset Management Pte. Ltd., our subsidiary, leased approximately 808 square feet of office space. We pay a monthly rent in the amount of S$5,300 (approximately US$4,120), which includes rent, service charge and goods and services tax. We believe that we will be able to obtain adequate facilities on reasonable terms principally through leasing, to accommodate our future expansion plans.

Intellectual Property

As of the date of this annual report, we had registered one trademark under the jurisdiction of Hong Kong. The trademark application was filed on October 29, 2016 and we received the trademark approval on December 23, 2016.

Our trademark is important to us as it distinguishes our brand and services from other competitors in the market.

Item 3. Legal Proceedings

We may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of our business. We are currently not a party to any pending any material legal or administrative proceedings and are not aware of any events that are likely to lead to any such proceedings.

As of the date of this annual report, we are not a party to, and we are not aware of any threat of, any legal proceeding that, in the opinion of our management, is likely to have a material adverse effect on our business, financial condition or operations, nor have we experienced any incident of non-compliance which, in the opinion of our directors, is likely to materially and adversely affect our business, financial condition or operations.

Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in substantial costs and diversion of our resources, including our management’s time and attention. For potential impact of legal or administrative proceedings on us, see “Item 1A. Risk Factors-Risks Relating to Our Business and Industry-We may be subject to litigation and regulatory investigations and proceedings and may not always be successful in defending ourselves against such claims or proceedings” and “Item 1A. Risk Factors-Risks Relating to Our Business and Industry-We may face intellectual property infringement claims, which could be time-consuming and costly to defend and may result in the loss of significant rights by us”.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Ordinary Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Ordinary Shares are listed on the Nasdaq Capital Market under the symbol “TOP.”

Dividend Policy

Except as disclosed below, we have never declared or paid any cash dividends on our Ordinary Shares. We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future.

On March 24, 2020, the Board of Directors of ZYSL and ZYCL declared an interim cash dividend of HK$3,900,000 (equivalent to $498,932) and HK$1,500,000 (equivalent to $191,897), respectively, to its single shareholder at the time of record, i.e. the Predecessor Parent Company. Without any withholding tax levied on dividends in Hong Kong, the full amounts were payable to the Predecessor Parent Company. As of March 31, 2020, the dividend declared by ZYCL has been fully settled by directly deducting from the amount due from the Predecessor Parent Company and the dividend declared by ZYSL was recorded as dividend payable. On June 19, 2020, ZYSL settled such dividend payable in cash.

On November 25, 2020, the Board of Directors of ZYSL declared an interim cash dividend of HK$24,805,800 (equivalent to US$3,199,675) to its shareholder ZYSL (BVI), following which ZYSL (BVI) declared an interim cash dividend to its shareholder TFGL and TFGL declared an interim cash dividends to its shareholders for the same amount on the same day. Without any withholding tax levied on dividends in Hong Kong, British Virgin Islands, and Cayman Islands, the interim cash dividends have already been settled with the shareholders in cash on November 25, 2020.

On January 19, 2021, the Board of Directors of ZYSL declared an interim cash dividend of HK$11,628,450 (equivalent to US$1,499,942) to its shareholder ZYSL (BVI), following which ZYSL (BVI) declared an interim cash dividend to its shareholder TFGL and TFGL declared an interim cash dividends to its shareholders for the same amount on the same day. Without any withholding tax levied on dividends in Hong Kong, British Virgin Islands, and Cayman Islands, US$500,000 and US$500,000 have been settled with the shareholders in cash on January 19, 2021 and January 20, 2021 respectively, the remaining US$500,000 was settled with the shareholders in cash on March 3, 2021.

Our board of directors has complete discretion on whether to distribute dividends, subject to applicable laws. In addition, our shareholders may by ordinary resolution declare a dividend. Under Cayman Islands law, a Cayman Islands company may pay a dividend either out of profit or share premium account, provided that in no circumstances may a dividend be paid if the dividend payment would result in the company being unable to pay its debts as they fall due in the ordinary course of business. Even if our board of directors decides to pay dividends, the form, frequency, and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and other factors that the board of directors may deem relevant. Cash dividends on our ordinary shares, if any, will be paid in U.S. dollars.

The laws and regulations of the PRC on currency conversion control do not currently have any material impact on the transfer of cash from TFGL to ZYSL or ZYCL or from ZYSL or ZYCL to TFGL. There are no restrictions or limitations under the laws of Hong Kong imposed on the conversion of HK dollar into foreign currencies and the remittance of currencies out of Hong Kong, nor is there any restriction on any foreign exchange to transfer cash between TFGL and its subsidiaries, across borders and to U.S. investors, nor there is any restrictions and limitations to distribute earnings from the subsidiaries, to TFGL and U.S. investors and amounts owed.

Issuer Purchases of Equity Securities

Not applicable.

Recent Sales of Unregistered Securities

In March 2026, the Company entered into a securities purchase agreement with certain investors for a private placement of units (each, a “Unit”) at a price per Unit of US$0.37308. Each Unit consists of one Class A Ordinary Share and two warrants to purchase Class A Ordinary Shares. The Company expected to receive aggregate gross proceeds of approximately US$80 million from the offering, and no placement agent was engaged. The warrants have an exercise price of US$0.4477 per share, representing 120% of the per-Unit purchase price. The securities were offered and sold outside the United States in reliance on Regulation S under the Securities Act and/or in transactions exempt from registration under Section 4(a)(2) of the Securities Act. On May 5, 2026, the Company and the purchasers entered into Supplement No. 1 to the securities purchase agreement. The Company sold 214,431,222 Class A ordinary shares at a price of US$0.37308 per share without warrants, with the closing period being 60 days.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Item 3. Key Information - 3.D. Risk Factors” and elsewhere in this annual report.

Overview

We, through our Operating Subsidiaries, are an online provider of securities and futures trading services founded in Hong Kong by a group of experienced professionals and talents. Our goal is to become the preferred trading platform for Asian investors worldwide. We enable our customers to trade on renowned stock and futures exchanges around the world, including the Chicago Mercantile Exchange (“CME”), Hong Kong Futures Exchange (“HKFE”), The New York Mercantile Exchange (“NYMEX”), The Chicago Board of Trade (“CBOT”), The Commodity Exchange (“COMEX”), Eurex Exchange (“EUREX”), ICE Clear Europe Limited (“ICEU”), Singapore Exchange (“SGX”), Australia Securities Exchange (“ASX”), Bursa Malaysia Derivatives Berhad (“BMD”), and Osaka Exchange (“OSE”). We create value for our customers by providing reliable trading platforms, a user-friendly web and app interface, and 24-hour seamless customer support. Our Operating Subsidiaries generate revenues primarily by charging commission fees on futures transactions at a flat rate for each futures transaction contract and trading solution services fees charged at a fixed rate per transaction with a minimum monthly fee. Currently our customers are mainly high volume and frequency trading institutional and individual investors. We launched over-the-counter (OTC) derivatives business and loan business in the year ended March 31, 2024. While we terminated OTC derivative business in the year of 2025 due to liquidation of brokers of such business in Hong Kong market. For the years ended March 31, 2026 and 2025, we earned income of US$1.0 million and US$0.8 million from loan business, respectively. For the years ended March 31, 2026 and 2025, we earned income of US$nil and US$0.1 million from OTC derivatives business, respectively.

Our revenues were US$4.7 million and US$3.3 million for the years ended March 31, 2026 and 2025, respectively. We, through our Operating Subsidiaries, generated net loss of US$1.2 million and US$6.0 million for the years ended March 31, 2026 and 2025. The net loss for the year ended March 31, 2026 and 2025 was primarily affected by a downsize in revenues   as a result of the slow-down of the economy in Hong Kong, loss incurred in connection with termination of OTC derivative business and an increase in expenditures for our newly acquired subsidiaries in Australia and Singapore. Our management has anticipated the slow-down economy. To mitigate the macroeconomic risks, our management acquired subsidiaries in Singapore and Australia to diversify our business. We expect that our expenditures on the subsidiaries will produce the Company with ideal returns in the future.

We plan to keep our business growing by expanding our customer base to include retail investors of a wider range of wealth within the Asian communities across the globe, by increasing the products we offer to include securities and futures from a larger number of stock exchanges, and by offering services such as asset management, trust services, investor relations and marketing services, corporation and fund consultancy and contract for difference (“CFD”) products.

Recent Developments

On March 25, 2026, we entered into the Securities Purchase Agreement (the “Securities Purchase Agreement”), with certain non-U.S. investors (each a “Purchaser”) relating to the issuance and sale of 214,431,222 units (“Units”), with each Unit consisting of (i) one Class A ordinary share, par value US$0.001 per share (“Class A Ordinary Share” and such shares, the “Shares”), and (ii) two warrants, each to purchase one Class A ordinary share (the “Warrants”), at a price per Unit of US$0.37308 (the “Offering”). On May 5, 2026, we entered into Supplement No. 1 (the “Supplement”) to the Securities Purchase Agreement.

On May 27, 2026, we held an extraordinary general meeting of shareholders (the “Meeting”) to approve an increase of our authorized share capital from US$1,000,000 divided into 1,000,000,000 shares comprising of (i) 900,000,000 class A ordinary shares of a par value of US$0.001 each and (ii) 100,000,000 class B ordinary shares of a par value of US$0.001, to US$20,000,000.00 divided into 20,000,000,000 ordinary shares of a par value of US$0.001 each comprising (i) 18,000,000,000 class A ordinary shares of a par value of US$0.001 each (the “Class A Ordinary Shares”) and (ii) 2,000,000,000 class B ordinary shares of a par value of US$0.001 each (the “Class B Ordinary Shares”), by the creation of additional 17,100,000,000 Class A Ordinary Shares and 1,900,000,000 Class B Ordinary Shares, with immediate effect (the “Share Capital Increase”) and to authorize any of our director or the registered office provider to do all other acts and things as our board of directors (the “Board”) considers necessary or desirable in connection with the Share Capital Increase, including without limitation, notifying and attending to the necessary filings with the Registrar of Companies in the Cayman Islands. The Company’s third amended and restated memorandum and articles of association, which became effective immediately upon shareholder approval of Proposal Two on May 27, 2026.

On June 19, 2026, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (each, a “Purchaser”), pursuant to which we agreed to issue and sell to the Purchasers an aggregate of 6,441,012 Class A ordinary shares, par value US$0.001 per share (the “Class A Ordinary Shares”), at a purchase price of US$0.45645 per share, in a registered direct offering (the “Offering”), for aggregate gross proceeds of approximately US$2.9 million before deducting estimated offering expenses.

5.A. Operating Results.

Factors Affecting Our Results of Operations

Our business and operating results are influenced by general factors that affect the online securities and futures brokerage industry focusing on Southeast Asian investors, including economic and political conditions, the evolving needs of investors, changes in trading volume, changes in demand for online trading, changes in wealth and availability of funds of our target customers, and regulatory changes governing the online brokerage industry. In addition, the following company specific factors can directly affect our results of operations materially:

Our ability to retain existing customers and attract new customers in a cost-effective manner

We consider customer churn rate to be an important indicator of our attractiveness to customers. Our total registered customer number increased from 329 as of March 31, 2024 to 355 as of March 31, 2025, and further increased 711 as of March 31, 2026. In the year ended March 31, 2024, we had 51 revenue-generating accounts in total, including 15 accounts for futures trading, 27 accounts for securities trading and 9 accounts for trading solution services. In the year ended March 31, 2025, we had 52 revenue-generating accounts in total, including 20 accounts for futures trading, 26 accounts for securities trading and 6 accounts for trading solution services. In the year ended March 31, 2026, we had 718 revenue-generating accounts in total, including 76 accounts for futures trading, 637 accounts for securities trading and 5 accounts for trading solution services.

Our top five customers accounted for 47% and 49%   of our total revenues for the years ended March 31, 2026 and 2025, respectively. Our customers are mainly sourced by referral through our shareholders’ expansive and expanding social and professional networks of high-net-worth individuals. Currently, we have not incurred significant spending on marketing activities. To expand our business, we aim to diversify our customer base by attracting smaller retail customers who we can charge higher commission rates. We expect to incur expenses in our promotional efforts through different online and offline media channels to increase the number of customer accounts, which can potentially lead to trading volume and revenues.

We currently pursue a niche market strategy in Hong Kong. We established two subsidiaries in Singapore during 2022 and planned to expand to Southeast Asia as the first step in achieving the final goal of becoming the preferred online trading platforms for Asian investors worldwide, including in the United States. As a relatively young firm new to the market, although we face competition from bigger, better capitalized, and well established companies, including other trading firms and banking institutions, our ability to understand and meet our target customers’ needs, coupled with our strong client relationships, allow us to rise to the challenge. Our ability to continuously provide our customers with low-latency trading platforms and high quality services at competitive prices and the outcome of our advertising and marketing activities will affect whether we can retain our existing customers and attract new customers.

Our ability to earn commissions from brokerage services

We charge commission fees for the brokerage services we offer. Our ability to earn commission fees and interest income largely depends on the number of customers on our trading platforms and their trading volume and the commission rates we charge.

It has become increasingly common for online trading platforms to offer free brokerage services. As a provider of brokerage services on chargeable-only trading platforms, we are confident that we can differentiate ourselves from our competitors, as we offer low-latency trading platforms, a wide range of products from multiple exchanges, and quality customer services, and we maintain good relationships with our customers. Rather than prioritizing cost saving, most of our customers are professional customers seeking quality trading platforms to execute their orders timely and accurately.

We anticipate a future possibility of having to lower our commission rates in order to remain competitive, but we believe that a larger trading volume would make up for the effects of lowered commission rates on our revenues. We also plan to develop new sources of income from asset management and contract for difference (“CFD”) products and services, as we have seen the demand for these services by our customers.

Our ability to effectively improve technology infrastructure

Our technological infrastructure and compliance capabilities are critical for us to offer high quality products and services as well as to retain and attract users and customers. They also enable us to facilitate secure, fast and cost-efficient financial transactions on our platform. We must continue to upgrade and expand our technological infrastructure and to strengthen our compliance system to keep pace with the growth of our business and to develop new features and services for our users and customers. With the continuous improvement of our technological infrastructure and compliance capabilities, we are able to serve more consolidated accounts. We also expect cash segregated for regulatory purposes and payables due to customers on our balance sheet to increase significantly as a result of such growth. We intend to invest more resources on customer verification, record keeping, compliance and trading-related functions for consolidated accounts. Our ability to serve more consolidated accounts depends on, among other things, our ability to support all aspects of customer verification, record keeping and compliance functions using our technology and human resources.

Our ability to develop a diverse customer base and offer new and innovative products and services

Historically, we have generated a significant portion of our revenues through the provision of online brokerage services including commissions for execution of trades and interest income. Key success factors of the online brokerage industry include expansion of products and services that add value to customers, acquisition of licenses in different jurisdictions and enhancement of user experience. To this end, we intend to continue strengthening the innovation, security, efficiency and effectiveness of our brokerage services, including our user-friendly interface, comprehensive functionalities and customer service capabilities. Particularly, we intend to expand our service offerings to contract for difference (“CFD”) trading and increase the proportion of revenues generated from them.

We also plan to continue integrating value-added services, including asset management services to increase revenues streams. Our ability to maintain and attract new customers principally depends on the quality of our products and services as well as our brand equity. We expect our operating cost and expenses to continue to increase as we provide more innovative and effective products and services.

Contract for Difference (“CFD”)

We are preparing the launch of CFD products and services in the year of 2027. We expect to generate CFD trading revenues from (i) commissions, (ii) bid/offer spreads, (iii) difference in interest rates. In particular, we plan to:

i).	charge commissions for all CFD transactions. The amount of commissions we charge is largely based on the trading volume, with commission rates varying between US$2.25 and US$50 per lot, based on the per-lot value and the type of product traded, as well as discounts offered to different clients.

ii).	mark up the bid/offer spreads for CFD products on top of the prices offered by our clients, exchanges or third-party market makers, as the case may be. Our price mark-ups over the price offered by an exchange vary depending on the underlying product.

iii).	automatically roll-over currency positions each day and provide either a credit or debit for the interest rate difference between the two currencies in the pairs being held. The clients’ debits are our gains.

Trust Services

We are in progress of establishing our trust services business in Hong Kong to provide family trust solutions, encompassing company formation, trust establishment and trust management. We intend to charge one-off trust establishment fees and annual administrative fees for our trust services in accordance with the trust service agreements that we will enter into with our clients.

Investor Relations and Marketing Services

We are in progress of establishing our investor relations and marketing services business to help companies manage their ongoing relationships with shareholders and market their brand. Through creating a corporate account, our corporate clients can livestream their earnings release and product launch campaigns, post business milestones and advertisements, and interact directly with our users. Therefore, we will be able to provide a direct channel for our corporate clients to communicate with their existing and prospective investors and increase their brand and product awareness.

Corporation and Fund Consultancy

We intend to provide professional advisory services on pre-IPO or funds setup for clients in Hong Kong and other jurisdictions. By providing our advice and expertise, we can safely guide our clients through the dynamics of operating and advancing their business in an environment where there is no predefined answer for management.

Asset Management Services

Based on our clients’ different needs, we plan to provide personalized investment strategies to optimize their asset allocations. Our clients can purchase a wide variety of investment portfolios, which include assets such as stocks, bonds, ETFs, investment funds and derivatives. We charge management fees based on their assets under management as well as commissions for certain transactions.

Our ability to provide stable and low-latency trading platforms to our customers

As an online brokerage service provider, we attract new customers and retain our existing customers by providing them with stable and low-latency trading platforms. Especially when the market is volatile and high trade volume is expected, we are able to avoid delays in execution of customers’ trading orders and assist the customers to accomplish their investment plan.

Our plan to maintain our quality trading platform involves keeping our system hardware and software up to date, conducting regular stress tests, and providing IT training to our staff. We also plan to have regular meetings with our network provider to ensure the stability of internet services in support of our trading platform. We have implemented emergency backup plan in case of system failure. Our backup system is able to support our customers’ trading activities until the core system is fixed. Our stable and low-latency trading platforms are a core part of our strength, and we are committed to continue our efforts in maintaining the reliability and efficiency of our trading platforms.

Our ability to meet the regulatory requirements to provide brokerage, margin financing and asset management services in Hong Kong

Brokerage services, margin financing and asset management are highly regulated in Hong Kong. While our operations are mainly located in Hong Kong, we are inevitably subject to the relevant laws and regulations, in particular, the Securities and Futures Ordinance (Cap. 571) (“SFO”), under the supervision of the Securities and Futures Commission of Hong Kong (“HKSFC”). Pursuant to the SFO, we have to comply with all application provisions concerning statutory obligations such as maintenance of minimum capital adequacy, specific regulatory reporting, and availability of responsible officers.

We monitor our capital level on daily basis so as to fulfill the statutory requirements. Before making a significant movement of our cash, we will estimate the effect of sub activity on our capital level and make sure to remain compliant with the regulations. Accordingly, we also have statutory obligations to report to the authority on monthly basis about our capital level maintained at the end of the month and if any significant fluctuations occurred that we shall notify the authority.

Besides, as required by the SFO, there must be at least two responsible officers per regulated activity, who will supervise our regulated business and assume greater responsibilities over the SFO compliance. To maintain compliance, we have always maintained two to three experienced responsible officers for each regulated activity. To retain our responsible officers and stay compliant with the availability of responsible officers, we offer attractive remuneration packages and align their interests with the Company’s interests.

Loan Business

Winrich is a licensed money lending company governed by the Money Lenders Ordinance in Hong Kong to carrying on business as a money lender. Since September 5, 2023, Winrich has engaged in the money lending business. According to the Money Lenders Ordinance, customers shall enter into agreement with Winrich in person and provide their personal information for the “know your client” purposes, or KYC. Winrich disbursed loans to customers for a fixed period and charged interest from the customers. The principal and interest are repayable upon the maturity of the loans. We recognized interest income using straight-line method over loan period.

Our ability to strategically position the risks related to doing business in jurisdictions we operate

A downturn in the Hong Kong, China or global economy, and economic and political policies of China could materially and adversely affect our business and financial condition.

A substantial part of our operations is located in Hong Kong. Accordingly, our business, prospects, financial condition and results of operations may be influenced to a significant degree by the economic conditions in Hong Kong and China which are also sensitive to global economic conditions. Any prolonged slowdown in the global or Chinese economy may affect potential clients’ confidence in financial market as a whole and have a negative impact on our business, results of operations and financial condition. Additionally, continued turbulence in the international markets may adversely affect our ability to access the capital markets to meet liquidity needs.

To remain competitive in an evolving financial landscape, we have been prepared for the future to adopt forward-thinking strategies, including the establishment of diversifying business activities, expanding alternative investments, and enhancing multi-asset trading capabilities that embrace diversification, technology, and global market trends. We must leverage technology, expand into alternative assets, and adapt to regulatory shifts to future-proof our trading and investment strategies. By aligning with global trends and adopting client-first approach, we can secure long-term growth in a dynamic market.

Key Components of Results of Operations

Revenues

Our revenues consist of commissions, trading solution services and other service revenues, trading gains, interest income and others. The following table sets forth the breakdown of our total revenues, both in absolute amount and as a percentage of our total revenues, for the years indicated:

	For the years ended March 31,
	2026		2025
	US$	%	US$	%
Futures brokerage commissions	1,834,071	38.8	1,830,241	55.0
Virtual asset brokerage commission	388,884	8.2	-	-
Trading solution services fees	290,000	6.1	805,833	24.2
Trading gains from OTC derivative business	-	0.0	145,579	4.4
Interest income from loan business	952,512	20.2	832,724	25.0
Other service revenues	415,486	8.8	231,356	6.9
Trading gains (losses)	402,504	8.5	(1,419,741)	(42.6)
Interest income and others	440,308	9.4	903,264	27.1
Total revenues	4,723,765	100.0	3,329,256	100.0

Futures brokerage commissions

Futures brokerage commissions represent commission income on futures broking that are charged at a fixed rate for each transaction our customers executed through our online trading platforms, all of which are under the consolidated accounts where the customer information is not disclosed to the third-party brokers. We receive commissions from customers and pay the execution and clearing fees to our clearing brokers. The fixed rates applied to the customers vary depending on the type of customer, the type of transaction, the trading method, and the trade volume from the particular customer. Commissions from futures broking make up for most of our revenues, at 38.8% and 55.0% of the total revenues for the years ended March 31, 2026 and 2025, respectively.

Virtual asset brokerage commissions

Virtual asset brokerage commissions represent commission income on virtual asset conversion from/into US dollar   that are charged at a fixed rate for each transaction our customers executed through our online trading platforms, all of which are under the consolidated accounts where the customer information is not disclosed to the third-party broker. We receive commissions from customers. The virtual asset brokerage service cannot be cancelled once it has been executed and is not refundable, so returns and allowances are not applicable. Commissions are charged for each customer trade order executed. Commissions from virtual asset broking   make up for most of our revenues at 8.2% of the total revenues for the year ended March 31, 2026.

Trading solution services fees

Commencing in the year of 2021, we provided trading solution services to customers (including individuals, proprietary trading companies or brokerage companies) for their trading on derivatives, equity, CFD and financial products, through our internally developed proprietary investment management software. We provide a variety of functions suitable for front-end transaction executions and back-office settlement operations. We charge each customer a fixed amount of initial installation fee and the monthly service fee based on a fixed rate per transaction executed on the platform with a minimum monthly fee. Trading solution services fees accounted for 6.1% and 24.2%, respectively, of total revenues during the year ended March 31, 2026 and 2025.

Trading gains from OTC derivative business

In November 2023, we launched OTC derivative business. We subscribed for 50% of the structured note portfolio. According to the agreements among us and other holders of structured notes, (i) in the event the portfolio makes gains and declares distribution of dividends from the portfolio, the Company is entitled to 20% of dividends, (ii) in the event the portfolio suffers losses, the other 50% holders of structured notes shall bear the losses until the net assets of the portfolio reached 65% of total subscription amount, additional deposit call from the other 50% holders may be triggered, and (iii) in the event the net assets of portfolio is below 55% of subscription amount with no additional deposit being replenish the portfolio is terminated. We terminated the OTC derivative business in the year of 2025. For the year ended March 31, 2026 and 2025, we recognized trading gains from OTC derivatives business of US$nil and US$0.1 million, respectively, accounting for 0.0% and 4.4% of total revenues.

Interest income from loan business

For the year ended March 31, 2024, we launched the loan business to third party customers. The business was approved by the Hong Kong Licensing Court under the Money Lenders Ordinance. The Company disbursed loans to customers for a fixed period and charged interests from the customers. The principal and interest are repayable upon the maturity of the loans. We recognized interest income using straight-line method over loan period. For the years ended March 31, 2026 and 2025, we recognized interest income of US$1.0 million and US$0.8 million from loan business, accounting for 20.2% and 25.0% of total revenues, respectively.

Other service revenues

Other service revenues represent the revenues generated from rendering other financial services including securities brokerage, consulting services, and currency exchange services. We generally receive subscription fees calculated with reference to the amount subscribed by our clients of the structured products. for the years ended March 31, 2026 and 2025, other service revenues accounted for 8.8% and 6.9% of total revenues, respectively.

For options trading, we have the capacity to offer options trading services and they are available to our clients. However, there was no revenue generated from options trading services for the relevant periods.

Trading gains (losses)

We began proprietary trading in US stocks since March 2020, and trading in HK stocks since January 2021. The trading gains (losses) mainly consist of realized and unrealized gains and losses from investment in US stocks, which are included in Securities owned, at fair value. Trading loss make up for negative 42.6% of total revenues for the year ended March 31, 2025. Trading gains make up for 8.5% of total revenues for the year ended March 31, 2026.

Interest income and others

During the year ended March 31, 2026, the interest income was comprised of interest income of $0.4 million charged on our customer who traded HK & US stocks, interest income earned on deposits maintained with brokerage institutions, and interest income earned on bank deposits, including term deposits.

During the year ended March 31, 2025, the interest income was comprised of interest income of $0.9 million charged on our clients who traded US stocks, and interests earned on bank deposits.

Expenses

The following table sets forth our operating cost and expenses, both in absolute amount and as a percentage of total revenues, for the years indicated:

	For the years ended March 31,
	2026		2025
	US$	%	US$	%
Commission expenses	1,346,479	28.5	1,336,262	40.1
Compensation and benefits	2,360,598	50.0	1,746,767	52.5
Communications and technology	451,623	9.6	644,656	19.4
Occupancy	428,769	9.1	130,734	3.9
Travel and business development	120,695	2.6	57,105	1.7
Professional fees	703,458	14.9	586,959	17.6
(Reversal of allowance) allowance for expected credit loss	(633,300)	(13.4)	2,839,907	85.3
Impairment of long-term investment	500,000	10.6	256,420	7.7
Other administrative expenses	622,764	13.2	1,553,690	46.7
Total expenses	5,901,085	125.1	9,152,500	274.9

Commission expenses

Commission expenses represent the fees we paid to our broker partners, when we place a client order to an exchange market through these partners. We expect that our commission expenses will increase in absolute amount as we expand our brokerage business and offer more products from securities and futures exchanges around the world. We place orders through broker partners except for orders to the Hong Kong Stock Exchange. Commission expenses accounted for 28.5% and 40.1% of our revenues for the years ended March 31, 2026 and 2025, respectively.

Compensation and benefits

Compensation and benefits represent the salaries, performance based discretionary bonuses and contribution to retirement fund, and share-based compensation expenses to non-executive directors. Compensation and benefits expenses accounted for 50.0% and 52.5% of our revenues for the years ended March 31, 2026 and 2025, respectively.

Communications and technology

Communications and technology expenses represent fees we paid for the use of third party electronic trading systems, including an online stock trading system, an online futures trading system, and another futures trading system that was a one-time incidental cost pursuant to a customer’s special request, as well as the outsourced trading solution support services. Communications and technology expenses accounted for 9.6% and 19.4% of our revenues for the years ended March 31, 2026 and 2025, respectively.

Occupancy

Occupancy expenses are the rental expenses we paid for our office premises, which accounted for around 9.1% and 3.9% of our revenues for the years ended March 31, 2026 and 2025, respectively.

Travel and business development, Professional fees and Other administrative expenses

Travel and business development expenses include overseas and local travelling, and the entertainment expenses. Professional fees are mainly the service fees for auditing, consulting, legal, and other professional services which are needed during the ordinary course of our business operation. Other administrative expenses primarily consist of fees paid to the Stock Exchange of Hong Kong and Chicago Mercantile Exchange, business entertainment expenses, exchange difference, depreciation expense, finance costs and other miscellaneous expenses such as utilities. In the year ended March 31, 2025, we also recorded the one-off expenses we compensated for the losses incurred by our OTC derivatives customers. All of these expenses accounted for 30.7% and 70.8% of our revenues for the years ended March 31, 2026 and 2025, respectively.

(Reversal of allowance) allowance for expected credit loss

For the year ended March 31, 2026, the Company reversed allowance for expected credit loss of approximately $0.9 million on receivables from customers and provided allowance for expected credit loss of approximately $0.2 million on loans receivables, respectively. For the year ended March 31, 2025, the Company provided allowance for expected credit loss of approximately $2.6 million on receivables from customers and approximately $0.2 million on loans receivables, respectively.

Impairment of long-term investment

For the year ended March 31, 2026, the Company provided impairment of approximately $0.5 million against investment in a cost-method investee as the Company assessed the carrying value of the long-term investment exceeding the fair value.

For the year ended March 31, 2025, the Company provided impairment of approximately $0.3 million against investment in a limited partnership, over which the Company held 20% partnership interest. During the year ended March 31, 2025, the limited partnership make investment in an investee which incurred significant loss for the year of 2025 and presented accumulated loss as of March 31, 2025. The Company assessed that the decline in fair value of long-term investment to be other-than-temporary.

Taxation

Cayman Islands and British Virgin Islands

Under the current laws of the Cayman Islands and British Virgin Islands, we are not subject to tax on income or capital gains. Neither Cayman Islands nor British Virgin Islands withholding tax will be imposed upon payments of dividends to our shareholders.

Hong Kong

ZYSL, ZYCL and Winrich are incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. for the years ended March 31, 2026 and 2025, Hong Kong profits tax is calculated in accordance with the two-tiered profits tax rates regime. The applicable tax rate for the first HKD 2 million of assessable profits is 8.25% and assessable profits above HKD 2 million will continue to be subject to the rate of 16.5% for corporations in Hong Kong, effective from the year of assessment 2018/2019. Before that, the applicable tax rate was 16.5% for corporations in Hong Kong. Under Hong Kong tax laws, ZYSL, ZYCL and Winrich are exempted from income tax on its foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

Singapore

Top Fin and Top AM are incorporated in Singapore and are subject to Singapore Corporate Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Singapore tax laws. Top Fin and Top AM are subject to a flat rate of 17%.

Australia

Top 500 is incorporated in Australia and are subject to Australia Corporate Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Australian tax laws. Top 500 is subject to a reduced rate of 25% as a “small or medium business” company.

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the years ended March 31, 2026 and 2025 as indicated. This information should be read together with our consolidated financial statements and related notes included elsewhere in this prospectus. The operating results in any period are not necessarily indicative of the results that may be expected for any future trends.

	For the Years Ended March 31,
	2026	2025
Revenues
Futures brokerage commissions	$1,834,071	$1,830,241
Virtual asset brokerage commissions	388,884	-
Trading solution service revenues	290,000	805,833
Trading gains from over-the-counter (“OTC”) derivatives business	-	145,579
Interest income from loan business	952,512	832,724
Other service revenues	415,486	231,356
Trading gains (losses)	402,504	(1,419,741)
Interest income and other	440,308	903,264
Total revenues	4,723,765	3,329,256

Expenses
Commission expenses	1,346,479	1,336,262
Compensation and benefits	2,360,598	1,746,767
Communications and technology	451,623	644,656
Occupancy	428,769	130,734
Travel and business development	120,695	57,105
Professional fees	703,458	586,959
(Reversal of allowance) allowance for expected credit loss	(633,300)	2,839,907
Impairment of long-term investment	500,000	256,420
Other administrative expenses	622,764	1,553,690
Total expenses	5,901,085	9,152,500

Loss before income taxes	(1,177,320)	(5,823,244)
Income tax benefits (expense)	1,781	(146,104)
Net loss	$(1,175,539)	$(5,969,348)

Revenues

Total revenues increased by 41.9% from US$3.3 million in year ended March 31, 2025 to US$4.7 million in the year ended March 31, 2026. The increase was mainly driven by a change of US$1.8 million from trading losses to trading gains, an increase of US$0.4 million in virtual asset brokerage commissions, and an increase of US$0.1 million in loan interest, partially offset by a decrease of US$0.5 million in trading solution service revenues and a decrease of US$0.5 million in interest income and other.

Futures brokerage commissions – Futures brokerage commissions kept stable at US$1.8 million for the years ended March 31, 2026 and 2025. For the years ended March 31, 2026 and 2025, the futures contract volume on our platform increased from 1.11 million for the year ended March 31, 2025 to 1.15 million for the year ended March 31, 2026, partially offset by a decrease in average commission rate over trading volumes from US$1.64 for the year ended March 31, 2025 to US$1.59 for the same period of 2026.

Trading solution services fees – Trading solution service fees decreased by 64.0% from US$0.8 million for the year ended March 31, 2025 to US$0.3 million for the year ended March 31, 2026. The decrease was mainly because of decreased service requirement from our customers due to underperforming condition in Hong Kong stock market. For the year ended March 31, 2026 and 2025, the Company generated revenues of US$0.3 million and US$0.8 million, respectively, from provision of trading solution services to 5 and 6 customers.

Trading gains from OTC derivatives business – We launched OTC derivative business in the year ended March 31, 2024. However, due to liquidation of certain OTC derivative brokers in Hong Kong markets, we determined to terminate such business to prevent further credit losses incurred by our customers. For the year ended March 31, 2026 and 2025, we recognized trading gains of US$nil and US$0.1 million from distribution of dividends from the structured note portfolio.

Interest income from loan business – We launched loan business in the year ended March 31, 2024. We recognized interest income from loan business, using straight-line method. For the year ended March 31, 2026 and 2025, we recognized interest income of US$1.0 million and US$0.8 million from loan business, respectively. The increase in interest income is due to increase in outstanding weighted average loan balance during the year of 2026. During the year ended March 31, 2026 and 2025, we disbursed loans of US$5.8 million and US$ 8.3 million, respectively, to customers.

Trading gains (loss) – Trading gains were firstly recognized as proprietary trading business started in March 2020. We had trading losses of US$1.4 million for the year ended March 31, 2025 as compared to trading gains of US$0.4 million in the year ended March 31, 2026, which was mainly driven by the fluctuating market condition of the US stock market.

Interest income and others – Interest income and others decreased from US$0.9 million in the year ended March 31, 2025 to US$0.4 million in the year ended March 31, 2026. The decrease was attributable to decrease in bank interest income with decrease in cash balance.

Expenses

Commission expenses – Commission expenses were stable at US$1.3 million for the years ended March 31, 2026 and 2025, which was primarily due to stable futures brokerage commissions for the relevant periods.

Compensation and benefits – Compensation and benefits increased by 35.1% from US$1.7 million in the year ended March 31, 2025 to US$2.4 million in the year ended March 31, 2026, which was mainly caused by increase of headcount as we employed more staff in our Australia and Singapore offices.

Occupancy – Occupancy fees increased by 228.0% from US$0.1 million in the year ended March 31, 2025 to US$0.4 million in the year ended March 31, 2026, which was primarily because we relocated to a new office space in the year of 2026 which charged higher operating lease expenses.

Professional fees – Professional fees increased by 19.8% from US$0.6 million in the year ended March 31, 2025 to US$0.7 million in the year ended March 31, 2026. The higher professional fees for the year ended March 31, 2026 were primarily due to increase legal expenses and consulting expenses.

(Reversal of allowance) allowance for expected credit loss – We recorded a reversal of allowance for expected credit loss of approximately $0.6 million for the year ended March 31, 2026, comprising of reversal of allowance for credit losses of approximately $0.9 million against receivables from customers as we subsequently collected $0.9 million, which was fully provided allowance in the year ended March 31, 2025, partially offset by provision of allowance for credit losses of approximately $0.2 million against loans receivable due to addition of long-aged loans receivable as of March 31, 2026.

We recorded an allowance for expected credit loss of approximately $2.8 million for the year ended March 31, 2025, comprising of allowance for credit losses of approximately $2.6 million against receivables from customers and allowance for credit losses of approximately $0.2 million against loans receivable, both of which were due to addition of long-aged loans receivable as of March 31, 2025.

Impairment of long-term investment – For the year ended March 31, 2026, the Company provided impairment of approximately $0.5 million against investment in a cost-method investee because the Company assessed it could collect the long-term investment. For the year ended March 31, 2025, the Company provided impairment of approximately $0.3 million against investment in a limited partnership. During the year ended March 31, 2025, the limited partnership make investment in an investee which incurred significant loss for the year of 2025 and presented accumulated loss as of March 31, 2025. The Company assessed that the decline in fair value of long-term investment to be other-than-temporary and provided full impairment against the investment in the limited partnership.

Other administrative expenses – Other administrative expenses decreased by 59.9% from US$1.6 million in the year ended March 31, 2025 to US$0.6 million in the year ended March 31, 2026. The decrease was primarily because we compensated losses of US$1.5 million incurred by our OTC derivatives customers when we terminated the OTC derivative business in the year ended March 31, 2025.

Loss before income taxes

We had a loss before income taxes of US$1.2 million and US$5.8 million in the years ended March 31, 2026 and 2025, respectively. Our operating margin was negative 24.9% and 174.9% in the year ended March 31, 2026 and 2025, respectively.

Income tax benefits (expense)

We had income tax benefits of approximately US$1,800 and income tax expenses of approximately US$0.1 million for the year ended March 31, 2026 and 2025, respectively. The change in income tax benefits (expenses) was primarily due to an increase in the onshore profit generated by ZYSL and Winrich Finance in the year ended March 31, 2026.

Net loss

As a result of the foregoing, we reported net loss of US$1.2 million and US$6.0 million for the years ended March 31, 2026 and 2025, respectively.

Discussion of Certain Balance Sheet Items

The following table sets forth selected information from our consolidated balance sheets as of March 31, 2026 and 2025. This information should be read together with our consolidated financial statements and related notes included elsewhere in this prospectus.

	As of March 31,
	2026	2025
Assets
Cash and cash equivalents	$12,989,922	$12,227,380
Restricted cash	18,715,497	2,947,556
Receivables from broker-dealers and clearing organizations	32,535,854	12,023,559
Receivables from customers, net	1,668,312	496,823
Loans receivable, net	11,751,771	12,306,331
Due from a related party	232,565	-
Securities owned, at fair value	710,632	531,189
Foreign currency forward contracts	1,114,541	-
Fixed assets, net	63,776	434,024
Intangible assets, net	26,187	64,268
Right-of-use assets	1,557,438	269,664
Long-term investments	3,147,784	3,647,784
Deposit for long-term investment	600,000	500,000
Available-for-sale investments	-	968,398
Other assets	899,299	382,782
Deferred tax assets	43,365	-
Total assets	$86,056,943	$46,799,758

Liabilities and shareholders’ equity
Payable to customers	$48,850,774	$10,097,213
Payable to customers – a related party	8,570	880,336
Contract liabilities	53,255	-
Income tax payable	149,778	67,775
Promissory notes payable	637,755	-
Accrued expenses and other liabilities	527,484	598,264
Lease liabilities	1,584,183	270,866
Total liabilities	$51,811,799	$11,914,454

Cash, cash equivalents and restricted cash

Cash and cash equivalents consist of funds deposited with banks, which are highly liquid and are unrestricted as to withdrawal or use. Restricted cash mainly represents the amount of cash deposited by our customers that has been segregated as obligated by the rules mandated by the primary regulators of our certain subsidiaries. A corresponding payable due to customers is recorded upon receipt of the cash from the customer.

The total balance of cash, cash equivalents and restricted cash increased from US$15.2 million as of March 31, 2025 to US$31.7 million as of March 31, 2026, primarily as a result of net cash of US$14.0 million provided by operating activities, net cash of US$1.3 million provided by investing activities and net cash of US$1.0 million provided by financing activities.

Loans receivable

As of March 31, 2026 and 2025, loans receivable consisted for the following:

	As of March 31,
	2026	2025
Receivable due from customers holding US stocks or HK stocks (i)	$1,096,030	$610,296
Less: allowance for expected credit loss on receivable due from customers holding US stocks or HK stocks	(506,380)	(261,342)
	589,650	348,954
Loans receivable (ii)	11,162,121	11,957,377
	$11,751,771	$12,306,331

(i)	The balance due from customers holding US stocks or HK stocks represented the purchase price of stock exceeding the deposits paid by customers which traded these US stocks or HK stocks through the Company’s platform. The US stocks were under custodian of the Company, and the customers shall fully pay the balance to the Company before they sold these stocks. For the years ended March 31, 2026 and 2025, the Company provided expected credit loss of US$0.2 million and US$0.2 million against the receivables due from these customers because the fair value of the stocks were below the receivables due from the customers.

(ii)

Loans receivable arose from loan business, which was approved by Hong Kong Licensing Court under the Money Lenders Ordinance and was launched during the year ended March 31, 2024. The Company disbursed loans to customers for a fixed period and charged interests from the customers. The principal and interest are repayable upon the maturity of the loans. As compared with the balance as of March 31, 2025, the loans receivable as of March 31, 2026 decreased by US$0.8 million, which was a result of collection of loans from customers. For the years ended March 31, 2026 and 2025, the Company recognized interest income of US$1.0 million and US$0.8 million from the loan business.

As of March 31, 2026, the loans receivables were comprised of principal of US$10.7 million and interest of US$0.4 million, respectively.  As of March 31, 2025, the loans receivables were comprised of principal of US $11.3 million and interest of US $0.7 million, respectively.

Receivables from customers

Receivables from customers include the trading solution services fees due from customers once the transactions have been executed and completed. As compared with the balance as of March 31, 2025, the receivables due from trading solution services increased by 235.8% to US$1.7 million as of March 31, 2026. The increase in the balance as of March 31, 2026 was due to reversal of allowance for expected credit loss of approximately $0.9 million against receivable from customers during the year ended March 31, 2026 as a result of subsequent collection of long-aging receivable balance which was provided allowance in the year ended March 31, 2025.

Receivables from broker-dealers and clearing organizations

Receivables from broker-dealers and clearing organizations arise from the business of dealing in futures or investment securities. Broker-dealers will require balances to be placed with them in order to cover the positions taken by its customers, which are repayable on demand subsequent to settlement date. Clearing house receivables typically represent proceeds receivable on trades that have yet to settle and are usually collected within two days. Generally, our receivables from broker-dealers and clearing organizations change daily depending on various factors, including the trading volume in net buy/sell transactions, futures contracts, long/short position and frequency of transactions on each specific day. Our receivables from broker-dealers and clearing organizations increased by 171% from US$12.0 million as of March 31, 2025 to US$32.5 million as of March 31, 2026, mainly due to such daily fluctuations.

Securities owned, at fair value

Securities owned, at fair value, mainly represented investments in both US stocks, all of which are on S&P500 index, and in HK stocks.

Payables to customers

Payables to customers represent payables related to the Company’s customer trading activities, which include the cash deposits received by the Company as requested by third party broker-dealers to place with them in order to cover the positions taken by its customers, clearing house payables due on pending trades and payable on demand, as well as the bank balances held on behalf of customers. Our payables to customers change daily depending on various factors, including the trading volume, net buy/sell transactions, futures contracts, long/short position and frequency of transactions on each specific day. The balances as of March 31, 2026 increased by US$38.8 million from US$10.1 million as of March 31, 2025, which was primarily due to higher customer futures margin requirements and trading volume, with a secondary contribution from a notable rise in securities trading activities during the year.

5.B. Liquidity and Capital Resources.

As of March 31, 2026, we had US$31.7 million in cash, cash equivalents and restricted cash, of which US$25.6 million was held in U.S. dollars and the rest was held in Hong Kong dollars and other currencies. Our cash, cash equivalents and restricted cash primarily consist of general bank balances and segregated clients’ bank account balances.

We believe that our current cash, cash equivalents and restricted cash, together with our anticipated cash flows from operations will be sufficient to meet our cash needs for general corporate purposes for at least the next 12 months. We may decide in the future to enhance our liquidity position or increase our cash reserves for future operations and investments through additional financing. The issuance and sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increasing fixed obligations and could result in operating covenants that would restrict our operations.

Regulatory Capital Requirements

Subject to certain exemptions specified under the Securities and Futures (Financial Resources) Rules of Hong Kong (the “HK Financial Resources Rules”), two of our Hong Kong subsidiaries, ZYSL and ZYCL, are securities dealers and asset management companies registered with the Securities and Futures Commission of Hong Kong (the “HKSFC”), an independent statutory body set up in accordance with the Securities and Futures Ordinance of the law of Hong Kong, and thus are required to maintain minimum paid-up share capital and required liquid capital in accordance with the HK Financial Resources Rules. The following table sets forth a summary of the key requirements under the HK Financial Resources Rules that are applicable to ZYSL and ZYCL:

Company	Type of regulated activities governed by the HKSFC	Minimum amount of paid-up capital	Required liquid capital
ZYSL	Type 1 and 2	$5,280,612	$382,653 or (i)
ZYCL	Type 4, 5 and 9	$637,755	$382,653 or (i)

(i)	for company licensed for any regulated activities other than Type 3 regulated activities, its variable required liquid capital, which means 5% of the aggregate of (a) its adjusted liabilities, (b) the aggregate of the initial margin requirements in respect of outstanding futures contracts and outstanding options contracts held by it on behalf of its clients, and (c) the aggregate of the amounts of margin required to be deposited in respect of outstanding futures contracts and outstanding options contracts held by it on behalf of its clients, to the extent that such contracts are not subject to the requirement of payment of initial margin requirements.

As of March 31, 2026 and 2025, all of our operating subsidiaries were in compliance with their respective regulatory capital requirements.

Cash Flows

	For the years ended March 31,
	2026	2025

Net cash provided by (used in) operating activities	$14,021,796	$(14,471,221)
Net cash provided by (used in) investing activities	1,281,105	(9,361,665)
Net cash provided by financing activities	990,788	-
Net change in cash, cash equivalents and restricted cash	16,293,689	(23,832,886)
Effect of exchange rates on cash, cash equivalents and restricted cash	236,794	310,729
Cash, cash equivalents and restricted cash, beginning of year	15,174,936	38,697,093
Cash, cash equivalents and restricted cash, end of year	$31,705,419	$15,174,936

Operating activities

Net cash provided by operating activities in the year ended March 31, 2026 was US$14.0 million, as compared to the net loss of US$1.2 million. The difference was primarily attributable to non-cash item of reversal of allowance for expected credit losses of approximately $0.6 million, and changes in operating assets and liabilities including (i) an increase of US$0.5 million in receivables due from related party customers as a result of delay in collection from one of our related party customers, (ii) an increase of US$20.7 million in receivables from broker-dealers and clearing organizations, (iii) an increase of US$0.6 million in other assets, (iv) an increase of US$39.0 million in payables to customers due to an increase in futures accounts, and (v) a decrease of US$0.9 million in due to related parties as we made payments.

Net cash used in operating activities in the year ended March 31, 2025 was US$14.5 million, as compared to the net loss of US$6.0 million. The difference was primarily attributable to non-cash item of provision of expected credit losses of approximately $2.8 million and impairment of approximately $0.3 million against long-term investment, and changes in operating assets and liabilities including (i) a decrease of US$1.6 million in receivables due from related party customers as a result of collection of our related party customers, (ii) an increase of US$8.0 million in receivables from broker-dealers and clearing organizations, (iii) a decrease of US$6.1 million in payables to customers because we terminated OTC derivative business in the year of 2025.

Investing activities

Net cash provided by investing activities in year ended March 31, 2026 was US$1.3 million, which was comprised of collection of loans of US$6.9 million from third parties, collection of 1.1 million from redemption of available-for-sale investments and proceeds of $0.1 million from sales of property and equipment, partially offset by loans of US$5.8 million advanced to third parties, purchase of property and equipment of US$0.9 million, and investment deposit of $0.1 million in one cost-method investee.

Net cash used in investing activities in year ended March 31, 2025 was US$9.4 million, which was comprised of investments of US$2.4 million in three privately held companies and disbursed loans of US$7.0 million to customers which was a new business launched in the year of 2024.

Financing activities

Net cash provided by financing activities in the year ended March 31, 2026 was US$1.0 million, which was provided by proceeds of US$0.6 million from issuance of promissory notes and capital injection of $0.3 million from non-controlling shareholders.

We did not report cash flow provided by or used in financing activities for the year ended March 31, 2025.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity or that are not reflected in our consolidated financial statements. Moreover, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.

5.C. Research and Development, Patent and Licenses, etc.

Please refer to “Item 4. Information on the Company – D. Property, Plant and Equipment – Intellectual Property.”

5.D. Trend Information.

Other than as disclosed elsewhere in this annual report, we are not aware of any trends, uncertainties, demands, commitments or events that are reasonably likely to have a material effect on our net revenues, income from continuing operations, profitability, liquidity or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial condition or results of operations.

Recent Accounting Pronouncements

A list of recently issued accounting pronouncements that are relevant to us is included in note 2 of the consolidated financial statements included elsewhere in this report.

Holding Company Structure

TFGL is a holding company incorporated in the Cayman Islands with no material operations of its own. We conduct our operations primarily in Hong Kong through our subsidiaries in Hong Kong.

As a result, TFGL’s ability to pay dividends may depend upon dividends paid by our Hong Kong subsidiaries. If our existing Hong Kong subsidiaries or any newly formed ones incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends to us.

Inflation

Inflation in Hong Kong has not materially affected our results of operations in recent years. According to the Census and Statistics Department of Hong Kong, the year-over-year percent changes in the consumer price index was an increase of 1.7% and 1.4% for fiscal years ended March 31, 2026 and 2025, respectively. Although we have not been affected by inflation in the past, we may be affected if Hong Kong and any other jurisdiction where we operate in the future experience higher rates of inflation in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

Substantially all of our revenues and expenses are denominated in U.S. dollars and Hong Kong dollars and our expenses are denominated in U.S. dollars, Hong Kong dollars and Euro. We have not used any derivative financial instruments to hedge exposure to such risk. Financial instruments held for proprietary trading are denominated in Hong Kong dollars, U.S. dollars and EURO. Although in general our exposure to foreign exchange risks should be limited, the value of your investment in our Class A Ordinary Shares will be affected by the exchange rate between the U.S. dollar and Hong Kong dollar as well as between U.S. dollar and EURO because a substantial portion of our operating costs and expenses is effectively denominated in EURO, while our Class A Ordinary Shares will be traded in U.S. dollars. We may seek to reduce the currency risk by entering into foreign currency instruments. We did not have any currency hedging instruments as of March 31, 2026, 2025 and 2024, however management monitors movements in exchange rates closely.

To the extent we need to convert U.S. dollars into Hong Kong dollars for our operations, appreciation of Hong Kong dollar against the U.S. dollar would reduce the amount in Hong Kong dollars we receive from the conversion. Conversely, if we decide to convert Hong Kong dollars into U.S. dollars for the purpose of making payments for dividends on our Ordinary Shares, or for other business purposes, appreciation of the U.S. dollar against the Hong Kong dollar would reduce the U.S. dollar amounts available to us.

Interest Rate Risk

Our exposure to interest rate risk relates primarily from our bank deposits and receivables from brokers and dealers. We have not used any derivative financial instruments to manage our interest risk exposure. Although these interest earning instruments carry a degree of interest rate risk, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in market interest rates. However, our future interest income may fall short of expectations due to changes in market interest rates.

Credit Risk

Our exposure to credit risk, which will cause a financial loss to us due to failure to discharge an obligation by the counterparties, relates primarily to our bank deposits (including our own cash at banks as well as the segregated clients account balances), receivables from brokers and dealers, and amount due from a related company. We consider the maximum exposure to credit risk equals to the carrying amount of these financial assets in the consolidated statement of financial position.

For bank deposits and receivables from brokers and dealers, the credit risk is limited as the counterparties are reputable financial institutions, brokers, dealers or clearing houses, which are governed by regulators including the Hong Kong Monetary Authority, and the HKSFC. The credit risk exposure arising from the amount due to a related company is considered to be minimal as the related company is owned by our major shareholder and under common control.

Other than concentration of credit risk on liquid funds which are deposited with several banks with high credit ratings, we do not have any other significant concentrations of credit risk.

To mitigate the credit risk from defaults, we have adopted a credit policy of dealing with creditworthy counterparties only, which are also under continuous monitoring. Our credit exposure is controlled by counterparty limits that are reviewed and approved by our senior management periodically.

Price risk

Price risk is the risk that the value of a financial instrument will fluctuate as a result of changes in market prices, whether those changes are caused by factors specific to the individual instrument or all instruments in the market. We are exposed to price risk in respect of financial instruments held for proprietary trading, which comprises investments in certain equity securities. The exposure is limited to the carrying amount of the financial instruments.

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act.

Based upon that evaluation, our management has concluded that, as of March 31, 2026, our disclosure controls and procedures were ineffective as our management has identified a material weakness that has been identified related to our lack of sufficient financial reporting and accounting personnel with appropriate knowledge of the generally accepted accounting principles in the United States (“U.S. GAAP”) and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our consolidated financial statements and related disclosures to fulfill U.S. GAAP and SEC financial reporting requirements. The other material weakness that has been identified related to our lack of formal policies and procedures for the CECL process, including insufficient estimation and review process, inadequate support for key assumptions and documentation, and deficiencies in quantitative factor adjustments.

To remedy the identified material weaknesses, we have implemented and will continue to implement several measures to improve our internal control over financial reporting, including: (i) that we engaged experienced financial consultant who worked closely with our internal finance team to assist us in preparing our financial statements and related disclosures in accordance with U.S. GAAP; (ii) that our Chief Financial Officer received additional training in U.S. GAAP through self-study and webinar courses, and began to periodically review major accounting literature updates provided by a major accounting firm which provide an overview of recent U.S. accounting pronouncements. (iii) conducting regular and continuous U.S. GAAP training programs and webinars for our financial reporting and accounting personnel; (iv) improving financial oversight function for handling complex accounting issues under U.S. GAAP. However, the implementation of these measures may not fully address the deficiencies in our internal control over financial reporting. We are not able to estimate with reasonable certainty the costs that we will need to incur to implement these and other measures designed to improve our internal control over financial reporting. See “Risk Factors-Risks Relating to Our Business and Industry- We have identified certain material weakness in our internal control over financial reporting. If we fail to implement and maintain an effective system of internal control to remediate our material weakness over financial reporting, we may be unable to accurately report our results of operations, meet our reporting obligations, or prevent fraud.”

Pursuant to the JOBS Act, we qualify as an “emerging growth company as we recorded revenues less than US$1.235 billion in our most recent fiscal year, which allows us to take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include exemption from the auditor attestation requirement under Section 404 of the Sarbanes-Oxley Act, in the assessment of the emerging growth company’s internal control over financial reporting.

Neither we nor our independent registered public accounting firm undertook a comprehensive assessment of our internal control under the Sarbanes-Oxley Act for purposes of identifying and reporting any weakness in our internal control over financial reporting, which, however, will be required once we become a public company and after we cease to be an “emerging growth company” as such term is defined in the JOBS Act. Had we performed a formal assessment of our internal control over financial reporting or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, additional control deficiencies may have been identified.

(b)	Management’s annual report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management evaluated the effectiveness of our internal control over financial reporting, as required by Rule 13a-15(c) of the Exchange Act, based on criteria established in the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2026 due to a material weakness identified in our internal control over financial reporting as described above.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of our internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

(c)	Attestation report of the registered public accounting firm.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm because we qualified as an “emerging growth company” as defined under the JOBS Act as of March 31, 2026.

(d)	Changes in internal control over financial reporting.

There have been no changes in our internal controls over financial reporting occurred during the fiscal year ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table provides information regarding our executive officers and directors as of the date hereof:

Name	Age	Position(s)
Ka Fai Yuen	52	Chief Executive Officer and Director
Yung Yung Lo	44	Chief Financial Officer
Jennifer Hoi Ling Tam	49	Chief Operating Officer
Junli Yang	48	Director (Chairwoman)
Anthony S. Chan	62	Independent Director
Mau Chung Ng	68	Independent Director
Mei Cai	46	Independent Director

Ka Fai Yuen has served as our chief executive officer and as a director since February 1, 2021. Mr. Yuen has more than 20 years of experience in the financial services industry. His activities have included the functions of securities dealer, marketing, settlement, compliance, risk management, market making, proprietary trading, asset management and research and advisory services activities. Mr. Yuen has been acting as an officer and director of ZYSL and ZYCL since April 2017 and August 2017, respectively, and has been responsible for the establishment and development of their respective brokerage and asset management businesses. From April 1997 until April 2017, he served as an officer for Kaiser Futures Limited (“Kaiser”) and also served as a dealer manager for Kaiser from July 2000 until April 2017. At Kaiser, Mr. Yuen acquired experience related to securities advisory services and asset management. Mr. Yuen is licensed as a SFC Responsible Officer for Type 1,2,4,5 and 9 regulated activities, He has established and manages and supervises our daily brokerage operations for local and overseas markets, discretionary managed accounts and advisory client investment portfolios. He is also responsible for SFC license applications in preparing and setting up process, operations and infrastructure of our firm, as well as overseeing our asset management daily operations in compliance with all relevant regulatory requirements and applicable laws. His responsibilities also include credit and risk control management, development of new discretionary management accounts and review of portfolio strategies. Supported by our accounting officer, he is also responsible for monitoring FFR. Mr. Yuen received a Bachelor of Arts Degree in Business Studies from the University of Greenwich in 2018 and a Professional Diploma in Investment and Financial Risk Management from the Hong Kong Management Association in 2008. We believe that Mr. Yuen is qualified to serve on our board by reasons of professional experiences and qualifications.

Yung Yung Lo has served as our chief financial officer since February 1, 2021 and has served as a vice-president for Zhong Yang Holdings Limited (“ZYHL”) since June 2017. Ms. Lo has more than 15 years of audit and financial management experience and has worked on both Hong Kong and the United States. Her present activities include monitoring and advising on market conditions and our competitors, developing research reports and providing related analysis, serving as project manager for internal projects such as work-flow, system enhancements and new product roll outs, and establishing customer relationships and delivering customer-focused solutions. She worked as a sales manager for CSC Futures (HK) Limited in Hong Kong from July 2016 until May 2017 and worked for Bloomberg L.P. in Hong Kong from February 2007 until March 2016. In 2006 she worked as a tax/accounting intern at Pricewaterhouse Coopers in New Jersey. She holds Type 1 and 2 licenses from the Securities and Futures Commission and is a member of the Hong Kong Securities and Futures Professionals Association. Ms. Lo received a Bachelor of Arts and Sciences degree in Accounting from the Rutgers University School of Business with a concentration in management information systems in 2006.

Jennifer Hoi Ling Tam has served as our Chief Operating Officer since February 1, 2021. She has more than 15 years of marketing and operations experience in the financial service industry. Ms. Tam has been acting as the operation and settlement manager of ZYSL since May 2017. Her activities include monitoring operation and daily settlement, reconciliation, transaction substantiation and records keeping. Her responsibilities also include overseeing all transactions and imply proper procedures to comply with investment policies, internal guidelines, and related regulatory requirements. She worked as a manager of Wealth Management Division for Kaiser Financial Group Company Limited from January 2017 until April 2017 and also served as an assistant manager of Wealth Management Division for Kaiser from July 2016 until January 2017. From April 2012 until September 2016, she worked for MassMutual Asia Limited as an assistant unit manager and she also worked for South China Financial Holdings Limited since September 2006. Ms. Tam received a Bachelor of Business Administration and a Higher Diploma in Business Studies from the Open University of Hong Kong in 2003 and 2001 respectively.

Junli Yang has served as a director and as our chairwoman since August 1, 2019. She is the founder of the Company and has extensive experience in various management capacities. She also serves as the director of all the Company’s subsidiaries, and is responsible for all decision making, business development, and all management tasks. In her role as the Head of the Company’s Executive Committee, she sets the operations and compliance policies for the Company. Ms. Yang incorporated ZYSL in April 2015, and by May 2017, the company already achieved monthly futures trading volume of over US$10 billion at nominal value. Ms. Yang has also brought in various well-known and reputable brokers partner to cooperate with business development, like ADM Investor Services, Inc., G. H. Financials (Hong Kong) Limited, and Central China International Futures Company Limited. Through these relationships, we are able to offer a higher variety of products to our customers cost-efficiently. Ms. Yang received a Bachelor of Science Degree in Applied Psychology from Beijing Normal University in January 2012.

Anthony S. Chan has served as a director and as the chairman of our audit committee since May 31, 2022. Mr. Chan is a Certified Public Accountant registered with the State of New York and a seasoned executive with over 35 years of professional experience in auditing, financial reporting and business advisory. Mr. Chan has served as President and Co-founder of CA Global Consulting Inc. since 2014 and as Director of Assurance and Advisory Services of Wei, Wei & Co., LLP, a PCAOB-registered public accounting firm in New York, since February 2020. From November 2021 to November 2024, Mr. Chan served as the Chief Financial Officer of Sharing Services Global Corporation (OTC: SHRG) and from February 2022 to March 2024, Mr. Chan served as the Chief Operating Officer of Alset Inc. (Nasdaq: AEI). From July 2019 to January 2020, Mr. Chan served as the CFO of SPI Energy Co. Ltd. (Nasdaq: SPI). From October 2017 to March 2019, Mr. Chan served as the CFO of Helo Corp. (OTC: HLOC). From September 2013 to November 2015, Mr. Chan served as Executive Vice President, Director and Acting CFO of Sino-Global Shipping America, Ltd. In addition, Mr. Chan was partner at three full-service CPA firms in New York, including UHY LLP (from September 2012 to August 2013), Friedman LLP (from September 2011 to July 2012) and Berdon LLP (from February 2005 to August 2011). Prior to that, he held executive and professional positions at various U.S. based companies including Primedia Inc, National Broadcasting Company, Arthur Anderson, KPMG, and PwC. Mr. Chan holds an MBA in Finance and Investments from Baruch College of the City University of New York, and a Bachelor of Arts in Accounting and Economics from Queens College of the City University of New York.

Mau Chung Ng has served as a director and as the chairman of our compensation committee since May 31, 2022. Mr. Ng has approximately 15 years of experience in the areas of retails financial investment and stock and futures brokerage as a shareholder and director of various companies. He is also experienced in Asian Currency Unit, off-balance-sheet and USD telegraphic transfer. Mr. Ng was awarded an Executive Master of Business Administration by Sun Yat-Sen University in 2011. He graduated from East China Normal University with a postgraduate qualification in International Finance and Chinese Securities Investment in 2004. Mr. Ng is currently a director and executive manager of Lucky Leader Gold Trader Limited. He was the chairperson of Hong Kong Precious Metals Traders Association from 2017 to 2018. Mr. Ng is also now the Honorary Vice-President of Hong Kong Police College (Aberdeen) Staff Club and the Honorary President of the Hong Kong Fire Services Department Community Emergency Responder Honorary Presidents’ Association (Kwai Tsing District).

Mei Cai has served as a director and as the chairwoman of our Nominating and Corporate Governance Committee since May 31, 2022. Ms. Cai is a seasoned executive with approximately 15 years of professional experience in auditing and financial reporting. Since January 2023, Ms. Cai has been serving as Chief Financial Officer of Nuance Biotech Co., Ltd. a biomedical research and development company. From November 2020 to December 2022, Ms. Cai has served as the Chief Financial Officer of Jowell Global Ltd., a Nasdaq-listed e-commerce platform. From August 2019 to June 2022, Ms. Cai served as the Director of CN Energy Group Inc., a Nasdaq-listed company in the business of manufactures and supplies wood-based activated carbon. From July 2019 to November 2020, Ms. Cai served as the Chief Financial Officer of China Eco-Materials Group Co. Limited, a company in the business of production and sales of eco-friendly construction material. From October 2017 to July 22, 2019, Ms. Cai has served as manager of Wealth Financial Services LLC. From December 2013 to September 2017, Ms. Cai served as audit manager at Friedman, LLP. From December 2006 to November 2013, Ms. Cai served as audit manager at Patrizio & Zhao, LLC. Ms. Cai graduated from Jiangsu Radio & TV University with a major in Economic Management in December 2003.

Family Relationships

None of the directors or executive officers has a family relationship as defined in Item 401 of Regulation S-K.

Involvement in Certain Legal Proceedings

To our knowledge, no director, independent director, or executive officer of the Company has been a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

Compliance with Section 16(a)

Section 16(a) of the Exchange Act of 1934, and related Securities and Exchange Commission regulations require the Company’s directors, executive officers and holders of more than 10% of the Company’s ordinary shares to file with the Securities and Exchange Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 or Form 5 of our ordinary shares and other equity securities. As a foreign private issuer, we were not subject to Section 16(a) of the Exchange Act with respect to our directors and executive officers, or anyone who beneficially owned ten percent (10%) or more of our Class A Ordinary Shares prior to March 18, 2026. Effective March 18, 2026, director and officers of the Company became subject to the reporting requirements of Section 16(a), pursuant to Holding Foreign Insiders Accountable Act (HFIAA).

Board Practices

Board of Directors

Our board of directors consists of five directors. A director is not required to hold any shares in our company to qualify to serve as a director. Subject to the rules of the relevant stock exchange and disqualification by the chairman of the board of directors, a director may vote with respect to any contract, proposed contract, or arrangement in which he or she is materially interested. A director may exercise all the powers of the company to borrow money, mortgage its business, property and uncalled capital and issue debentures or other securities whenever money is borrowed or as security for any obligation of the company or of any third party. There are no directors’ service contracts with the Company or its subsidiaries providing for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee under the board of directors, and an investment committee under the management. Our board of directors has adopted a charter for the audit committee, the compensation committee, and the nominating and corporate governance committee. Each committee’s members and functions are described below.

Audit Committee. Our audit committee consists of Mr. Anthony S. Chan, Ms. Mei Cai, and Mr. Mau Chung Ng and will be chaired by Mr. Anthony S. Chan. Mr. Mau Chung Ng and Ms. Mei Cai each satisfies the “independence” requirements of Rule 5605 of the Corporate Governance Rules of Nasdaq Stock Market and meet the independence standards under Rule 10A-3 under the Exchange Act. We have determined that Mr. Anthony S. Chan qualifies as an “audit committee financial expert.” The audit committee will oversee our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee will be responsible for, among other things:

●	selecting the independent registered public accounting firm and pre-approving all auditing and non-auditing services permitted to be performed by the independent registered public accounting firm;

●	reviewing with the independent registered public accounting firm any audit problems or difficulties and management’s response;

●	reviewing and approving all proposed related party transactions, as defined in Item 404 of Regulation S-K under the Securities Act;

●	discussing the annual audited financial statements with management and the independent registered public accounting firm;

●	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of material control deficiencies;

●	annually reviewing and reassessing the adequacy of our audit committee charter;

●	meeting separately and periodically with management and the independent registered public accounting firm; and

●	reporting regularly to the board.

Compensation Committee. Our compensation committee consists of Mr. Anthony S. Chan, Ms. Mei Cai, and Mr. Mau Chung Ng and will be chaired by Mr. Mau Chung Ng. Mr. Anthony S. Chan and Ms. Mei Cai each satisfies the “independence” requirements of Rule 5605 of the Corporate Governance Rules of Nasdaq Stock Market. The compensation committee will assist the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated upon. The compensation committee will be responsible for, among other things:

●	reviewing the total compensation package for our executive officers and making recommendations to the board;

●	reviewing the compensation of our non-employee directors and making recommendations to the board with respect to it; and

●	periodically reviewing and approving any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, and employee pension and welfare benefit plans.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of Mr. Anthony S. Chan, Mr. Mau Chung Ng and Ms. Mei Cai and will be chaired by Ms. Mei Cai. Mr. Mau Chung Ng and Mr. Anthony S. Chan each satisfies the “independence” requirements of Section Rule 5605 of the Corporate Governance Rules of Nasdaq Stock Market. The nominating and corporate governance committee will assist the board in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The nominating and corporate governance committee will be responsible for, among other things:

●	recommending nominees to the board for election or re-election to the board, or for appointment to fill any vacancy on the board;

●	reviewing annually with the board the current composition of the board with regards to characteristics such as independence, age, skills, experience and availability of service to us;

●	selecting and recommending to the board the names of directors to serve as members of the audit committee and the compensation committee, as well as of the nominating and corporate governance committee itself; and

●	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance.

Investment Committee. Our Investment Committee consists of Mr. Ka Fai Yuen (the Chief Executive Officer and director), Ms. Yung Yung Lo (the Chief Financial Officer), Ms. Jennifer Hoi Ling Tam (the Chief Operating Officer) and Mr. Mau Chung Ng (a director). The Investment Committee has the powers and duties to decide on investment projects which each investment project does not exceed 20% of the Company’s total asset (on a consolidated basis) and the total investment amount does not exceed 40% of the Company’s total asset (on a consolidated basis).

Duties of Directors

Under Cayman Islands law, our directors owe fiduciary duties to us, including a duty of loyalty, a duty to act honestly, in good faith and with a view to our best interests. Our directors must also exercise their powers only for a proper purpose. Our directors also owe to our company a duty to act with skill and care. English and Commonwealth courts have moved towards an objective standard with regard to the required skill and care and these authorities are likely to be followed in the Cayman Islands. In fulfilling their duty of care to us, our directors must ensure compliance with our amended and restated memorandum and articles of association and the class rights vested thereunder in the holders of the shares. A shareholder may in certain limited exceptional circumstances have the right to seek damages in our name if a duty owed by our directors is breached.

Our board of directors has all the powers necessary for managing, and for directing and supervising, our business affairs. The functions and powers of our board of directors include, among others:

●	convening shareholders’ annual general meetings and reporting its work to shareholders at such meetings;

●	declaring dividends and distributions;

●	appointing officers and determining the term of office of the officers;

●	exercising the borrowing powers of our company and mortgaging the property of our company; and

●	approving the transfer of shares in our company, including the registration of such shares in our share register.

Terms of Directors and Officers

Our directors are elected by and serve at the discretion of the board. Each director is not subject to a term of office and holds office until such time as his successor takes office or until the earlier of his death, resignation or removal from office by ordinary resolution or the affirmative vote of a simple majority of the other directors present and voting at a board meeting.

Audit Committee Financial Expert

Our audit committee consists of Mr. Anthony S. Chan, Ms. Mei Cai, and Mr. Mau Chung Ng and is chaired by Mr. Anthony S. Chan. Mr. Mau Chung Ng and Ms. Mei Cai each satisfies the “independence” requirements of Rule 5605 of the Corporate Governance Rules of Nasdaq Stock Market and meets the independence standards under Rule 10A-3 under the Exchange Act. We have determined that Mr. Anthony S. Chan qualifies as an “audit committee financial expert.”

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s directors, officers, employees and advisors. The Code of Business Conduct and Ethics is attached as an exhibit to this annual report. Copy of the Code of Business Conduct and Ethics is also available on our website at www.ZYFGL.com.

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by our directors, officers and employees, as well as their immediate family members and entities controlled by them, and that is designed to promote compliance with insider trading laws, rules and regulations. A copy of our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.

Corporate Governance

As a company listed on the Nasdaq Capital Market, we are subject to the Nasdaq corporate governance listing standards. However, Nasdaq rules permit a foreign private issuer like us to follow the corporate governance practices of its home country. Certain corporate governance practices in the Cayman Islands, which is our home country, may differ significantly from the Nasdaq corporate governance listing standards.

A foreign private issuer that follows home country practices in lieu of certain provisions of Nasdaq Stock Market Rules must disclose ways in which its corporate governance practices differ from those followed by domestic companies either on its website or in the annual report that it distributes to shareholders in the United States. A description of the ways in which the Company’s governance practices differ from those followed by domestic companies pursuant to Nasdaq standards during the fiscal year ended March 31, 2026 and the period from April 1, 20266to the date of this annual report are as follows:

Nasdaq Stock Market Rule 5635(d) (“Rule 5635(d)”) requires shareholder approval prior to a transaction involving the sale or issuance of a company’s common stock (or securities convertible into or exercisable for its common stock): (i) at a price below the greater of book value or market value; and (ii) which together with sales by officers, directors, or substantial stockholders, is equal to 20% or more of the company’s outstanding shares of common stock or 20% or more of the voting power prior to issuance. In lieu of following Rule 5635(d), the Company has elected to follow the home country practice in the Cayman Islands, which does not require shareholder approval for such transaction.

However, to the extent we choose to follow home country practice in the future, our shareholders may be afforded less protection than they otherwise would under the Nasdaq corporate governance listing standards applicable to U.S. domestic issuers. See “Item 1A. Risk Factors-Risks Related to Our Capital Structure- We are a foreign private issuer within the meaning of the rules under the Exchange Act, and as such we are exempt from certain provisions applicable to U.S. domestic public companies.”

Item 11. Executive Compensation

Employment Agreements and Indemnification Agreements

We have entered into employment agreements with our senior executive officers. Pursuant to these agreements, we are entitled to terminate a senior executive officer’s employment for cause at any time without remuneration for certain acts of the officer, such as being convicted of any criminal conduct, any act of gross or willful misconduct or any serious, willful, grossly negligent or persistent breach of any employment agreement provision, or engaging in any conduct which may make the continued employment of such officer detrimental to our company. Each executive officer agrees that we shall own all the intellectual property developed by such officer during his or her employment.

We have entered into indemnification agreements with each of our executive directors and executive officers. Under these agreements, we agree to indemnify them against certain liabilities and expenses that they incur in connection with claims made by reason of their being a director or officer of our company. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers or persons controlling us under the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Compensation of Directors and Executive Officers

For the fiscal year ended March 31, 2026, we paid an aggregate of HK$8,200,639 (US$1,050,852) as compensation to our directors and executive officers as well as an aggregate of HK$51,444 (US$6,593) contributions to the MPF.

For the fiscal year ended March 31, 2025, we paid an aggregate of HK$3,997,885 (US$510,938) as compensation to our directors and executive officers as well as an aggregate of HK$50,770 (US$6,489) contributions to the Mandatory Provident Fund (“MPF”), a statutory retirement scheme introduced after the enactment of the Mandatory Provident Fund Schemes Ordinance in Hong Kong.

For the fiscal year ended March 31, 2024, we paid an aggregate of HK$3,997,885 (US$510,938) as compensation to our directors and executive officers as well as an aggregate of HK$50,770 (US$6,489) contributions to the MPF.

Except our contribution to the MPF, we have not set aside or accrued any amount to provide pension, retirement, or other similar benefits to our directors and executive officers. We do not have any equity incentive plan in place as of the date of this annual report.

Compensation Recovery Policy

On December 1, 2023, our board of directors adopted an executive compensation recovery policy (the “Compensation Recovery Policy”), providing for the recovery of certain incentive-based compensation from current and former executive officers of the Company in the event the Company is required to restate any of its financial statements filed with the SEC under the Exchange Act in order to correct an error that is material to the previously-issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. Adoption of the Compensation Recovery Policy was mandated by new Nasdaq listing standards introduced pursuant to Exchange Act Rule 10D-1. The Compensation Recovery Policy is in addition to Section 304 of the Sarbanes-Oxley Act of 2002 which permits the SEC to order the disgorgement of bonuses and incentive-based compensation earned by a registrant issuer’s chief executive officer and chief financial officer in the year following the filing of any financial statement that the issuer is required to restate because of misconduct, and the reimbursement of those funds to the issuer. A copy of the Compensation Recovery Policy has been filed herewith as Exhibit 97.1.

Disclosure of a Registrant’s Action to Recover Erroneously Awarded Compensation

There was no erroneously awarded compensation that was required to be recovered pursuant to the Company’s Compensation Recovery Policy during the fiscal year ended March 31, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Share Ownership of Directors and Management

Except as specifically noted, the following table sets forth information with respect to the beneficial ownership of our Class A Ordinary Shares as of the date of this annual report by:

●	each of our directors and executive officers; and

●	each person known to us to beneficially own more than 5% of our Class A Ordinary Shares on an as-converted basis.

The calculations in the table below are based on 33,553,455 Class A Ordinary Shares and 10,000,000 Class B Ordinary Shares issued and outstanding as of the date of this annual report. Each Class B Ordinary Share is entitled to fifty (50) votes, whereas each Class A Ordinary Share is entitled to one (1) vote.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we have included shares that the person has the right to acquire within 60 days, including through the exercise of any option, warrant or other right or the conversion of any other security. These shares, however, are not included in the computation of the percentage ownership of any other person.

	Class A Ordinary Shares		Class B Ordinary Shares		Voting Power
	Beneficially Owned		Beneficially Owned		Beneficially Owned
	Number	%	Number	%	Number	%
Directors and Executive Officers:
Junli Yang, Director (Chairwoman)(1)(2)	20,000,000	59.6%	10,000,000	100.0%	520,000,000	97%
Ka Fai Yuen, CEO	-	-	-	-		-
Yung Yung Lo, CFO(2)	1,212,000	3.6%			1,212,000	*
Jennifer Hoi Ling Tam, COO	-	-	-	-	-	-
Anthony S. Chan, Independent Director	22,735	*	-	-	22,735	*
Mau Chung Ng, Independent Director	22,735	*	-	-	22,735	*
Mei Cai, Independent Director	22,735	*	-	-	22,735	*
All Directors and Executive Officers as a Group (7 people)	21,280,205	63.4%	10,000,000	100.0%	520,000,000	98.7%

Principal Shareholders holding 5% or more:
Zhong Yang Holdings (BVI) Limited(1)(2)	20,000,000	59.6%			20,000,000	3.7%

*	less than 1%

(1)	Represents 16,824,000 Class A Ordinary Shares held by Zhong Yang Holdings (BVI) Limited and 10,000,000 Class B Ordinary Shares directly held by Ms. Junli Yang.

(2)	Zhong Yang Holdings (BVI) Limited is a company incorporated in the British Virgin Islands. Junli Yang owns 84.12% of the equity interest in Zhong Yang Holdings (BVI) Limited. Yung Yung Lo holds 6.06% of the equity interest in Zhong Yang Holdings (BVI) Limited. Ji An holds 8.68% of the equity interest in Zhong Yang Holdings (BVI) Limited. Junli Yang is the sole director of Zhong Yang Holdings (BVI) Limited and has the power to direct the voting and disposition of the Class A Ordinary Shares held by Zhong Yang Holdings (BVI) Limited. Junli Yang may be deemed the beneficial owner of all Class A Ordinary Shares held by Zhong Yang Holdings (BVI) Limited.

(3)	Each Class B Ordinary Share is entitled to fifty (50) votes, whereas each Class A Ordinary Share is entitled to one (1) vote.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Terms of Directors and Officers

See “Item 10. Directors, Executive Officers and Corporate Governance - Terms of Directors and Officers.”

Employment Agreements and Indemnification Agreements

See “Item 10. Directors, Executive Officers and Corporate Governance - Employment Agreements and Indemnification Agreements.”

Other Related Party Transactions

Before September 2022, we leased premises were leased from Zhong Yang Holdings Limited (the Predecessor Parent Company), which is owned by the same group of shareholders as Zhong Yang Holdings (BVI) Limited. Zhong Yang Holdings Limited has proper authorization from the titleholder to sublease the property. During the fiscal years ended March 31, 2026, 2025 and 2024, we paid rental expenses to the Predecessor Parent Company in the amount of $nil, $nil and $54,510, respectively.

During the year ended March 31, 2026, 2025 and 2024, we generated interest income in the amount of $212,495, $169,549 and $179,217 respectively, from margin financing services, brokerage services, and handling services provided to Mr. Huaixi Yang, an immediate family member of Ms. Junli Yang, the Chairwoman of the Board.

On August 11, 2022, WIN100 TECH entered into a license agreement with Ms. Junli Yang, the Chairwoman of the Board of the Company, to document a non-exclusive, non-sublicensable, and non-transferable license granted by Ms. Yang to use a software that supports algorithm trading, order analytics, risk control and technical monitoring which can be integrated with different vendors’ API. In consideration for such license, WIN100 Tech agreed to pay Ms. Yang $100 in license fee. The agreement was negotiated at arm’s length and was approved by the Board of Directors of the Company. For more details, see “Item 1. Business - Our Revenues Model and Core Services-License Agreement between Junli Yang and WIN100”

On February 9, 2023, ZYIL(BVI) completed an acquisition of WIN100 WEALTH a company formed under the laws of the British Virgin Islands, at a purchase price of $10,000 in exchange for 100% of the equity interest in WIN100 WEALTH, pursuant to a Share Purchase Agreement dated February 9, 2023 by and among the Company, ZYIL(BVI), WIN100 WEALTH and the sole shareholder of WIN100 WEALTH. The sole shareholder of WIN100 WEALTH is Junli Yang, the Chairwoman of the Board of Directors of the Company. The Agreement was negotiated at arm’s length and was approved by the Board of Directors of the Company.

On April 12, 2023, ZYAL (BVI) completed an acquisition of TOP 500 SEC PTY LTD (“TOP 500”), a company formed under the laws of Australia that owns an Australian Financial Services License (AFSL: 328866), at a purchase price of $700,000 in exchange for 100% of the equity interest in TOP 500, pursuant to a Share Purchase Agreement dated August 31, 2022 by and among the Company, ZYAL (BVI), TOP 500 and the sole shareholder of TOP 500. The sole shareholder of TOP 500 is a company controlled by Junli Yang, the Chairwoman of the Board of Directors of the Company. The Agreement was negotiated at arm’s length and was approved by the Board of Directors of the Company.

On July 9, 2025, the Company and ZYNL (BVI) entered into a share purchase agreement with Zhong Yang Financial Services Limited and the sole shareholder of Zhong Yang Financial Services Limited, ZYHL, pursuant to which ZYHL agreed to sell, convey, assign, transfer and deliver to ZYNL (BVI), and ZYNL (BVI) agreed to purchase from ZYHL, 100% of the equity interest in Zhong Yang Financial Services Limited for a total purchase price of HKD500,000 (approximately USD63,750). ZYHL is a company incorporated under the laws of Hong Kong, of which a family member of Ms. Junli Yang, the Chairwoman of the Board of Directors of the Company, and Ms. Yung Yung Lo, the Chief Financial Officer of the Company, hold 71.50% and 8.30% equity interest, respectively.

Item 14. Principal Accountant Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

Auditor Fees

The following table sets forth the aggregate fees by categories specified below in connection with certain professional services rendered by YCM CPA INC., our independent registered public accounting firm, for the periods indicated.

	For the years ended March 31,
Services	2026	2025
	US$	US$
Audit Fees(1) - YCM CPA INC.	189,000	189,000
Total	189,000	189,000

(1)	Audit fees include the aggregate fees billed in each of the fiscal years for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements, review of the interim financial statements and for the audits of our financial statements in connection with our initial public offering, and comfort letter in connection with the underwritten public offering.

The policy of our audit committee is to pre-approve all audit and non-audit services provided by our independent registered public accounting firm, including audit services and audit-related services as described above, other than those for de minimis services which are approved by the audit committee prior to the completion of the audit.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description of Exhibit

3.1	Third Amended and Restated Memorandum and Articles of Association of TOP Financial Group Limited (incorporated by reference to Exhibit 3.1 to our report on Form 6-K filed with the SEC on May 29, 2026)

4.1*	Description of Securities

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to our report on Form 6-K filed with the SEC on March 26, 2026)

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to our report on Form 6-K filed with the SEC on February 13, 2024)

10.1	Employment Agreement by and between TOP Financial Group Ltd. and Yung Yung Lo dated February 1, 2021 (incorporated by reference to Exhibit 10.1 to our registration statement on Form F-1 (File No. 333-259441), as amended, initially filed with the SEC on September 10, 2021)

10.2	Employment Agreement by and between TOP Financial Group Ltd. and Jennifer Tam Hoi Ling dated May 22, 2017 (incorporated by reference to Exhibit 10.2 to our registration statement on Form F-1 (File No. 333-259441), as amended, initially filed with the SEC on September 10, 2021)

10.3	Employment Agreement by and between TOP Financial Group Ltd. and Junli Yang dated August 1, 2019 (incorporated by reference to Exhibit 10.3 to our registration statement on Form F-1 (File No. 333-259441), as amended, initially filed with the SEC on September 10, 2021)

10.4	Employment Agreement by and between TOP Financial Group Ltd. and Ka Fai Yuen dated April 10, 2017 (incorporated by reference to Exhibit 10.4 to our registration statement on Form F-1 (File No. 333-259441), as amended, initially filed with the SEC on September 10, 2021)

10.5	Service Level Agreement between TOP Securities Limited and 2GoTrade Limited dated December 12, 2017 (incorporated by reference to Exhibit 10.5 to our registration statement on Form F-1 (File No. 333-259441), as amended, initially filed with the SEC on September 10, 2021)

10.6	English Translation of the Esunny International Financial Derivatives Trading Analysis System Sales Contract between Zhong Yang Securities Limited and Zhengzhou Esunny Information Technology Co., Ltd. dated December 13, 2016 (incorporated by reference to Exhibit 10.6 to our registration statement on Form F-1 (File No. 333-259441), as amended, initially filed with the SEC on September 10, 2021)

10.7	English Translation of the System Operation Service Contract between Zhong Yang Securities Limited and Zhengzhou Esunny Information Technology Co., Ltd. dated December 13, 2016 (incorporated by reference to Exhibit 10.7 to our registration statement on Form F-1 (File No. 333-259441), as amended, initially filed with the SEC on September 10, 2021)

10.8	English Translation of the Epolestar Intelligent Platform v9.0 Licensing Service Contract between Zhong Yang Securities Limited and Zhengzhou Esunny Information Technology Co., Ltd. dated May 23, 2017 (incorporated by reference to Exhibit 10.8 to our registration statement on Form F-1 (File No. 333-259441), as amended, initially filed with the SEC on September 10, 2021)

10.9	Form of Indemnification Agreement with directors and officers (incorporated by reference to Exhibit 10.9 to our registration statement on Form F-1 (File No. 333-259441), as amended, initially filed with the SEC on September 10, 2021)

10.10	License Agreement between Junli Yang and WIN100 TECH Limited, dated August 11, 2022 (incorporated by reference to Exhibit 4.10 to our annual report on Form 20-F filed with the SEC on August 16, 2022)

10.11	Share Purchase Agreement by and among PRO800 Limited, TOP 500 SEC PTY LTD, ZYAL (BVI) Limited and TOP Financial Group Limited, dated August 31, 2022 (incorporated by reference to Exhibit 10.1 to our report on Form 6-K filed with the SEC on September 1, 2022)

10.12	Share Purchase Agreement by and among Junli Yang, WIN100 WEALTH LIMITED, ZYIL (BVI) Limited and TOP Financial Group Limited, dated February 9, 2023 (incorporated by reference to Exhibit 4.12 to our report on Form 20-F filed with the SEC on June 30, 2023)

10.13	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.1 to our report on Form 6-K filed with the SEC on February 13, 2024)

10.14	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to our report on Form 6-K filed with the SEC on February 13, 2024)

10.15	Service Agreement between Zhong Yang Securities Limited and Long Bridge Technology HK Limited, dated February 28, 2023 (incorporated by reference to Exhibit 4.15 to our report on Form 20-F filed with the SEC on July 30, 2024)

10.16	Share Purchase Agreement by and among Zhong Yang Holdings Limited, Zhong Yang Financial Services Limited, ZYNL (BVI) Limited and TOP Financial Group Limited, dated July 9, 2025 (incorporated by reference to Exhibit 10.1 to our report on Form 6-K filed with the SEC on July 21, 2025)

10.17	Form of Supplement No.1 to Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our report on Form 6-K filed with the SEC on May 12, 2026)

10.18	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our report on Form 6-K filed with the SEC on March 26, 2026)

10.19	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our report on Form 6-K filed with the SEC on June 23, 2026)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our registration statement on Form F-1 (File No. 333-259441), as amended, initially filed with the SEC on September 10, 2021)

19.1	Insider Trading Policies (incorporated by reference to Exhibit 11.2 to our report on Form 20-F filed with the SEC on June 30, 2023)

21.1*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2**	Certification of Chief Financial Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to our report on Form 20-F filed with the SEC on July 30, 2024)

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this annual report on Form 10-K

**	Furnished with this annual report on Form 10-K

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOP FINANCIAL GROUP LIMITED

By:	/s/ Ka Fai Yuen
Name:	Ka Fai Yuen
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	July 7, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ka Fai Yuen
Ka Fai Yuen, Chief Executive Officer and Director (Principal Executive Officer)	Date: July 7, 2026

/s/ Yung Yung Lo
Yung Yung Lo, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: July 7, 2026

/s/ Junli Yang
Junli Yang, Chairwoman of the Board and Director	Date: July 7, 2026

/s/ Anthony S. Chan
Anthony S. Chan, Director	Date: July 7, 2026

/s/ Mau Chung Ng
Mau Chung Ng, Director	Date: July 7, 2026

/s/ Mei Cai
Mei Cai, Director	Date: July 7, 2026

TOP FINANCIAL GROUP LIMITED

FINANCIAL STATEMENTS

REPORT  OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TOP Financial Group Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TOP Financial Group Limited and subsidiaries (collectively referred to as the “Company”) as of March 31, 2026 and 2025, the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for the years ended March 31, 2026 and 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for the years ended March 31, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ YCM CPA INC.

We have served as the Company’s auditor since 2022.

PCAOB ID 6781

Irvine, California

July 6, 2026

TOP Financial Group Limited

Consolidated Balance Sheets

(Expressed in U.S. Dollars, except for the number of shares)

	As of March 31,
	2026	2025
Assets
Cash and cash equivalents	$12,989,922	$12,227,380
Restricted cash	18,715,497	2,947,556
Receivables from broker-dealers and clearing organizations	32,535,854	12,023,559
Receivables from customers, net	1,668,312	496,823
Loans receivable, net	11,751,771	12,306,331
Due from a related party	232,565	-
Securities owned, at fair value	710,632	531,189
Fixed assets, net	1,114,541	434,024
Intangible assets, net	63,776	64,268
Goodwill	26,187	-
Right-of-use assets	1,557,438	269,664
Long-term investments	3,147,784	3,647,784
Deposit for long-term investment	600,000	500,000
Available-for-sale investments	-	968,398
Other assets	899,299	382,782
Deferred tax assets	43,365	-
Total assets	$86,056,943	$46,799,758

Liabilities and shareholders’ equity
Payable to customers	$48,850,774	$10,097,213
Payable to customers – a related party	8,570	880,336
Contract liabilities	53,255	-
Income tax payable	149,778	67,775
Promissory notes payable	637,755	-
Accrued expenses and other liabilities	527,484	598,264
Lease liabilities	1,584,183	270,866
Total liabilities	51,811,799	11,914,454

Commitments and contingencies

Shareholders’ Equity
Class A Ordinary shares (par value $0.001 per share, 900,000,000 shares authorized; 27,094,416 and 37,044,475 shares issued and outstanding at March 31, 2026 and 2025, respectively)	27,096	37,046
Class B Ordinary shares (par value $0.001 per share, 100,000,000 shares authorized; 10,000,000 and nil shares issued and outstanding at March 31, 2026 and 2025, respectively)	10,000	-
Additional paid-in capital	29,036,288	28,976,144
Retained earnings	4,573,642	5,744,465
Accumulated other comprehensive income	296,688	127,649
Total shareholders’ equity	33,943,714	34,885,304
Non-controlling interest	301,430	-
Total liabilities and shareholders’ equity	$86,056,943	$46,799,758

The accompanying notes are an integral part of these consolidated financial statements.

TOP Financial Group Limited

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollar, except for the number of shares)

	For the years ended March 31,
	2026	2025
Revenues
Futures brokerage commissions	$1,834,071	$1,830,241
Virtual asset brokerage commissions	388,884	-
Trading solution service revenues	290,000	805,833
Trading gains from over-the-counter (“OTC”) derivatives business	-	145,579
Interest income from loan business	952,512	832,724
Other service revenues	415,486	231,356
Trading gains (losses)	402,504	(1,419,741)
Interest income and other	440,308	903,264
Total revenues	4,723,765	3,329,256

Expenses
Commission expenses	1,346,479	1,336,262
Compensation and benefits	2,360,598	1,746,767
Communications and technology	451,623	644,656
Occupancy	428,769	130,734
Travel and business development	120,695	57,105
Professional fees	703,458	586,959
(Reversal of allowance) allowance for expected credit loss	(633,300)	2,839,907
Impairment of long-term investment	500,000	256,420
Other administrative expenses	622,764	1,553,690
Total expenses	5,901,085	9,152,500

Loss before income taxes	(1,177,320)	(5,823,244)
Income tax benefits (expense)	1,781	(146,104)
Net loss	(1,175,539)	(5,969,348)
Less: Net loss attributable to non-controlling shareholders	(4,716)	-
Net loss attributable to TOP Financial Group Limited’s shareholders	$(1,170,823)	$(5,969,348)

Net loss	$(1,175,539)	$(5,969,348)
Other comprehensive income
Total foreign currency translation adjustment	169,449	251,524
Total comprehensive loss	(1,006,090)	(5,717,824)
Less: Total comprehensive loss attributable to non-controlling shareholders	(4,306)	-
Total comprehensive loss attributable to TOP Financial Group Limited’s shareholders	$(1,001,784)	$(5,717,824)

Loss per share:
Basic and diluted	$(0.03)	$(0.16)

Weighted average number of ordinary shares outstanding:
Basic and Diluted	37,074,230	37,031,391

The accompanying notes are an integral part of these consolidated financial statements.

TOP Financial Group Limited

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in U.S. dollar, except for the number of shares)

For the Years Ended March 3l, 2026 and 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balance as of March 31, 2024	37,015,807	$37,017	-	$-	$28,903,950	$11,713,813	$(123,875)	$-	$40,530,905
Share-based compensation	28,668	29	-	-	72,194	-	-	-	72,223
Net loss	-	-	-	-	-	(5,969,348)	-	-	(5,969,348)
Foreign currency translation adjustment	-	-	-	-	-		251,524	-	251,524
Balance as of March 31, 2025	37,044,475	$37,046	-	$-	$28,976,144	$5,744,465	$127,649	$-	$34,885,304
Retirement of Class A ordinary shares	(10,000,000)	(10,000)	-	-	-	-	-	-	(10,000)
Issuance of Class B ordinary shares	-	-	10,000,000	10,000	-	-	-	-	10,000
Share-based compensation	49,941	50	-	-	60,144	-	-	-	60,194
Capital injection from non-controlling shareholders	-	-	-	-	-	-	-	305,736	305,736
Net loss	-	-	-	-	-	(1,170,823)	-	(4,716)	(1,175,539)
Foreign currency translation adjustment	-	-	-	-	-		169,039	410	169,449
Balance as of March 31, 2026	27,094,416	$27,096	10,000,000	$10,000	$29,036,288	$4,573,642	$296,688	$301,430	$34,245,144

The accompanying notes are an integral part of these consolidated financial statements.

TOP Financial Group Limited

Consolidated Statements of Cash Flows

(Expressed in U.S. dollar)

	For the Years Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,175,539)	$(5,969,348)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	35,345	33,904
Amortization of right-of-use assets	425,657	141,986
Loss from disposal of property and equipment	1,556	-
(Reversal of allowance) allowance for expected credit loss	(633,300)	2,839,907
Impairment of long-term investment	500,000	256,420
Share-based compensation	60,194	72,223
Unrealized gain from foreign exchange forward contract	(400)	-
Interest income from loan business	(345,241)	(832,724)
Unrealized (gain) loss from available-for-sale investments	(31,202)	23,464
Realized income from available-for-sale investments	(118,968)	-
Deferred tax benefits	(43,566)	-
Change in operating assets and liabilities:
Receivables from customers	(290,000)	434,315
Loans receivable from customers	(492,687)	(99,054)
Loans receivables from customers – related party	(156,361)	1,554,623
Receivables from broker-dealers and clearing organizations	(20,698,841)	(7,983,468)
Securities owned, at fair value	(273,535)	417,190
Other assets	(632,095)	245,047
Payable to customers	39,011,094	587,492
Payable to customers – a related party	(869,030)	-
Contract liabilities	53,255	-
Payables to holders of structured notes	-	(6,139,179)
Accrued expenses and other liabilities	12,595	(54,194)
Income tax recoverable and payable	82,905	146,103
Lease liabilities	(400,040)	(145,928)
Net cash provided by (used in) operating activities	14,021,796	(14,471,221)

Cash flows from investing activities:
Purchases of property and equipment	(899,500)	(3,234)
Proceeds from sales of property and equipment	140,000	-
Purchase of long-term investment in equity investees	-	(1,900,000)
Deposits for long-term investment	(100,000)	(500,000)
Collection of available-for-sale investments	1,118,968	-
Originated loans disbursements to third party customers	(5,800,000)	(6,958,431)
Collection of loans from third party customers	6,898,563	-
Originated loans disbursements to a related party customer	(76,926)	-
Net cash provided by (used in) investing activities	1,281,105	(9,361,665)

Cash flows from financing activities:
Proceeds from issuance of promissory notes	640,713	-
Proceeds from borrowings from related parties	44,339	-
Capital injection from non-controlling shareholders	305,736	-
Net cash provided by financing activities	990,788	-

Net changes in cash, cash equivalents and restricted cash	16,293,689	(23,832,886)
Cash, cash equivalents and restricted cash, beginning of year	15,174,936	38,697,093
Effect of exchange rates on cash, cash equivalents and restricted cash	236,794	310,729
Cash, cash equivalents and restricted cash, end of year	$31,705,419	$15,174,936

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$12,989,922	$12,227,380
Restricted cash	18,715,497	2,947,556
Total cash, cash equivalents, and restricted cash	$31,705,419	$15,174,936

Non-cash operating, investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$1,713,181	$327,975

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes, net of refunds	$-	$713

The accompanying notes are an integral part of these consolidated financial statements.

TOP Financial Group Limited

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

1. Organization and Description of Business

TOP Financial Group Limited (formerly “Zhong Yang Financial Group Limited” and “ZYFGL”) (“TFGL”) is a company incorporated in Cayman Islands with limited liability on August 1, 2019. TFGL is a parent holding company with no operations. Effective on July 13, 2022, the Company changed its name from “Zhong Yang Financial Group Limited” to “TOP Financial Group Limited” (“Name Change”).

TFGL has two wholly-owned subsidiaries, ZYSL (BVI) Limited (“ZYSL (BVI)”) and ZYCL (BVI) Limited (“ZYCL (BVI)”), both which are investment holding entities formed under the laws and regulations of the British Virgin Islands on August 29, 2019.

Zhong Yang Securities Limited (“ZYSL”), a wholly-owned subsidiary of ZYSL (BVI), was established in accordance with laws and regulations of Hong Kong on April 22, 2015 with a registered capital of HKD 41,400,000 (approximately $5.3 million). ZYSL is a limited liability corporation licensed with the Hong Kong Securities and Futures Commission (“HKSFC”) to carry out regulated activities including Type 1 Dealing in Securities and Type 2 Dealing in Futures Contracts.

Zhong Yang Capital Limited (“ZYCL”), a wholly-owned subsidiary of ZYCL (BVI), was established in accordance with laws and regulations of Hong Kong on September 29, 2016 with a registered capital of HKD 5,000,000 (approximately $0.6 million). ZYCL is a limited liability corporation licensed with the HKSFC to carry out regulated activities Type 4 Advising on Securities, Type 5 Advising on Futures Contracts and Type 9 Asset Management.

Eight subsidiaries, ZYAL (BVI) Limited (“ZYAL (BVI)”), ZYTL (BVI) Limited (“ZYTL (BVI)”), ZYNL (BVI) Limited (“ZYNL (BVI)”), WIN100 Tech Limited (“WIN100 TECH”), ZYPL (BVI) Limited (“ZYPL (BVI)”), ZYXL (BVI) Limited (“ZYXL (BVI)”), ZYIL (BVI) Limited (“ZYIL (BVI)”) and ZYFL (BVI) Limited (“ZYFL (BVI)”) were incorporated under the laws of the British Virgin Islands on January 7, 2021, January 12, 2021, January 20, 2021, May 14, 2021, July 14, 2022, July 14, 2022, November 11, 2022, and November 11, 2022, respectively. These subsidiaries are dormant as of the date of this report, except for WIN100 TECH, which provides trading solutions for clients trading on the world’s major derivatives and stock exchanges.

On November 28, 2022, ZYPL (BVI) established Top Financial Pte. Ltd. (“Top Fin”) in accordance with laws and regulations of Republic of Singapore. On the same date, ZYXL (BVI) set up Top Asset Management Pte. Ltd. (“Top AM”) in accordance with laws and regulations of Republic of Singapore. On February 24, 2023, ZYFL established Winrich Finance Limited in accordance with laws and regulations of Hong Kong. On February 9, 2023, the Company, through ZYIL (BVI), purchased 100% equity interest in Win100 Wealth Limited (“Win100 Wealth”) from an entity controlled by the controlling shareholder of the Company. The acquisition of Win100 Wealth was considered to be a business combination under common control. As of the acquisition date, Win100 Wealth had no operating activities and there were no assets or liabilities balance, income or expense, or cash flows in the financial statement of Win100 Wealth. Therefore, there was no financial impact resulting from the acquisition of Win100 Wealth. On March 19, 2024, ZYIL (BVI) established Win100 Management Limited (“Win100 Management”) in accordance with laws and regulations of BVI. On September 23, 2024, ZYIL (BVI) established TOP Solar Fund SPC (“Top Solar”) in accordance with laws and regulations of Cayman Islands.

On April 12, 2023, the Company, through ZYAL, closed an acquisition of 100% equity interest in TOP 500 SEC PTY LTD (“Top 500”) from the sole shareholder of Top 500 (the “Seller”) for cash consideration of $700,000. The Seller is a company controlled by Junli Yang, the controlling shareholder of the Company. On closing of acquisition, Top 500 did not meet definition of a business as it had no process or output. The acquisition of Top 500 was considered to be an acquisition of net assets under common control. On the acquisition date, Top 500 recorded minimal net assets deficits of $5,200. The Company recorded a reduction of additional paid-in capital of $705,200 in the acquisition.

TOP Financial Group Limited

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

1. Organization and Description of Business (Continued)

TFGL together with its subsidiaries (collectively, the “Company”) are primarily engaged in providing futures brokerage and other financial services in Hong Kong through a trading platform to its customers. The Company generates brokerage commission income by enabling its customer to trade on multiple exchanges around the world.

On October 4, 2024, the Board of the Company approved the reclassification and redesignation of ordinary shares, and adoption of dual-class share capital structure. The details are as follows:

(i)	reclassify all ordinary shares of the Company issued and outstanding into class A ordinary shares of the Company with a par value of US$0.001 each (the “Class A Ordinary Shares”) with one (1) vote per share and with other rights attached to such shares as set forth in the second amended and restated memorandum and articles of association of the Company (the “M&A”) on a one for one basis;

(ii)	redesignate 10,000,000 authorized but unissued ordinary shares of the Company into 10,000,000 class B ordinary shares of the Company with a par value of US$0.001 each (the “Class B Ordinary Shares”) with fifty (50) votes per share and with other rights attached to it in the M&A on a one for one basis; and

(iii)	redesignate the remaining authorized but unissued ordinary shares of the Company into Class A Ordinary Shares on a one for one basis.

On June 24, 2025, the Board of the Company approved the re-designation of 90,000,000 authorized but unissued Class A Ordinary Shares of a par value of US$0.001 each into 90,000,000 authorized but unissued Class B Ordinary Shares of a par value of US$0.001 each and as a consequence of the Share Redesignation, to change the composition of the Company’s authorized share capital from 1,000,000,000 shares, comprising 990,000,000 Class A Ordinary Shares and 10,000,000 Class B Ordinary Shares to 1,000,000,000 shares, comprising 900,000,000 Class A Ordinary Shares and 100,000,000 Class B Ordinary Shares.

On July 3, 2025, the Company, through ZYNL (BVI) Limited (“ZYNL”), a subsidiary of the Company, established Winrich Trust Limited (“Winrich Trust”) with other four shareholders. The Company owns 20% equity interest in Winrich Trust. However the Company treats Winrich Trust as a variable interest entity and consolidate Winrich Trust in its consolidated financial statements, which is because all shareholders of Winrich Trust signed vote-in-concert agreement and substantially all of Winrich Trust’s activities are conducted on behalf of the Company.

On July 9, 2025, the Company and ZYNL (BVI) Limited (“ZYNL”), a subsidiary of the Company, entered into a Share Purchase Agreement (the “Agreement”) with Zhong Yang Financial Services Limited (the “Target”) and the sole shareholder of the Target (“Seller”). The Seller is a company incorporated under the laws of Hong Kong, of which a family member of Ms. Junli Yang, the Chairwoman of the Board of Directors of the Company, and Ms. Yung Yung Lo, the Chief Financial Officer of the Company, hold 71.50% and 8.30% equity interest, respectively. Pursuant to the Agreement, Seller agreed to sell, convey, assign, transfer and deliver to ZYNL, and ZYNL agreed to purchase from Seller, 100% of the equity interest in the Target for a total purchase price of HKD500,000 (approximately USD63,750). The closing of the transaction is conditioned upon completion of due diligence reviews of the Target and any required regulatory approvals.

Reorganization

Reorganization of the legal structure of the Company (“Reorganization”) was completed on March 26, 2020 by carrying out a sequence of contemplated transactions, where the Company became the holding company of all entities discussed above.

Previous to the reorganization, both ZYSL and ZYCL were held by Zhong Yang Holdings Company (the “Predecessor Parent Company”), a company incorporated in Hong Kong with limited liability on April 21, 2015. The Predecessor Parent Company was owned 55.5% by Ms. Yang Junli, 20.2% by Ms. Ji An, 10% by Mr. Chen Tseng Yuan, 8.3% by Ms. Lo Yung Yung, 4% by Ms. Chen Hong, and 2% by Mr. Li Jian. The first step of the Reorganization was incorporating TFGL, which had then incorporated ZYSL (BVI) and ZYCL (BVI) on August 29, 2019. With the approval obtained from HKSFC, the ownership interests in ZYSL and ZYCL were transferred from the Predecessor Parent Company to ZYSL (BVI) and ZYCL (BVI), respectively on March 26, 2020.

Before and after the Reorganization, the Company, together with its wholly-owned subsidiaries, are ultimately and effectively controlled by the same shareholders. Hence, the Reorganization is considered to be under common control. The consolidation of the Company and its subsidiaries has been accounted for at historical cost as of the beginning of the first period presented in the accompanying consolidated financial statements.

TOP Financial Group Limited

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

2. Summary of Significant Accounting Policies

Basis of presentation and principle of consolidation

These consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and have been prepared in accordance with the regulations of the U.S. Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the financial statements of the parent company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Noncontrolling interest

A non-controlling interest in a subsidiary of the Company represents the portion of the equity (net assets) in the subsidiary not directly or indirectly attributable to the Company. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheet and consolidated statements of operations and comprehensive income are attributed to controlling and non-controlling interests.

As of March 31, 2026, the non-controlling interest represented 80% equity interest in Winrich Trust (Note 1).

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U. S. (“U.S. GAAP”) requires the use of estimates and assumptions that affect both the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of deposits with banks and all highly liquid investments with maturities of three months or less. The Company maintains its cash in bank deposit accounts. The Company has not experienced any losses in such accounts.

Restricted cash

As of March 31, 2026 and 2025, the balance of restricted cash represents the bank balance the Company holds on behalf of customers.

For the bank balance the Company holds on behalf of customers, the Company maintains segregated bank accounts with authorized institutions to hold clients’ monies arising from its normal course of business. The segregated clients’ account balances are restricted for client transactions and governed by the Securities and Futures Rule under the Hong Kong Securities and Futures Ordinance (“HKSFO”). The Company has classified such segregated clients’ account balances as restricted cash.

Securities owned, at fair value

Securities owned, at fair value, mainly investment in public traded common stocks, are recorded at fair value with the resulting realized and unrealized gains and losses reflected in trading gains in the consolidated statements of operations and comprehensive loss. Realized gains and losses from securities transactions are recorded on the identified cost basis. All securities transactions and transaction costs are recorded on a trade date basis.

TOP Financial Group Limited

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

2. Summary of Significant Accounting Policies (Continued)

Receivables from broker-dealers and clearing organizations

Receivables arise from the business of dealing in futures or investment securities. Broker-dealers will require balances to be placed with them in order to cover the positions taken by the Company’s customers. Clearing house receivables typically represent proceeds receivable on trades that have yet to settle and are usually collected within two days. The balance of receivables from broker-dealers and clearing organizations represents such receivables related to the Company’s customer trading activities and proprietary trading activities. No allowance for credit loss was recognized for the years ended March 31, 2026 and 2025.

As of March 31, 2026 and 2025, receivables from broker-dealers and clearing organizations consisted of the following:

	As of March 31,
	2026	2025
Receivables from broker-dealers and clearing organizations for futures customer accounts	$30,129,118	$9,010,040
Receivables from broker-dealers and clearing organizations for securities customer accounts	1,972,832	251,759
Receivables from broker-dealers and clearing organizations for securities proprietary trading	433,904	2,761,760
Total assets	$32,535,854	$12,023,559

Receivables from customers, net

Receivables from customers include the trading solution services fees. Receivables from customers, net, are recorded net of allowance for expected credit losses. Revenues earned from trading solution services are included in trading solution services income. The amounts receivable from customers that are determined by management to be uncollectible are recorded as expected credit losses in the consolidated statements of operations. For the years ended March 31, 2026 and 2025, the Company reversed allowances for expected credit losses of $881,488 and provided allowances for expected credit losses of $2,590,291, respectively.

TOP Financial Group Limited

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

2. Summary of Significant Accounting Policies (Continued)

Long-term investments

-	Investment in a joint venture

The Company accounts for the investment in a limited partnership in which the Company holds more than minor equity interest (3% - 5%) under the equity method of accounting.

The Company applies the equity method to account for investment in a limited partnership and other investees, according to ASC 323 “Investments — Equity Method and Joint Ventures”, over which it has significant influence but does not own a controlling financial interest.

Under the equity method, the Company’s share of the post-acquisition profits or losses of the equity investee is recognized in the consolidated statements of operations and comprehensive loss. The Company records its share of the results of the equity investees on a one quarter in arrears basis. When the Company’s share of losses of the equity investee equals or exceeds its interest in the equity investee, the Company does not recognize further losses, unless the Company has incurred obligations or made payments or guarantees on behalf of the equity investee.

The Company continually reviews its investments in equity investees to determine whether a decline in fair value below the carrying value is other-than-temporary. The primary factors the Company considers in its determination include the financial condition, operating performance and the prospects of the equity investee; other company specific information such as recent financing rounds; the geographic region, market and industry in which the equity investee operates; and the length of time that the fair value of the investment is below its carrying value. If the decline in fair value is deemed to be other-than-temporary, the carrying value of the equity investee is written down to fair value. Impairment of $nil and $256,420 was recognized for the years ended March 31, 2026 and 2025.

-	Investment in privately held companies

Equity securities not accounted for using the equity method are carried at fair value with unrealized gains and losses recorded in the consolidated income statements, according to ASC 321, Investments - Equity Securities. The Company elected to record the equity investments in privately held companies using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer.

Equity investments in privately held companies accounted for using the measurement alternative are subject to periodic impairment reviews. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of these equity securities. In computing realized gains and losses upon disposal of equity investments, the Company determines cost based on amounts paid using the average cost method. Dividend income is recognized when the right to receive payment is established. Impairment of $500,000 and $nil was recognized for the years ended March 31, 2026 and 2025.

TOP Financial Group Limited

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

2. Summary of Significant Accounting Policies (Continued)

Fixed assets, net

Fixed assets are stated at cost less accumulated depreciation and impairment losses. Depreciation is provided using the straight-line method based on the estimated useful life. The useful lives of fixed assets are as follows:

Office equipment	4 years
Vehicle	4 years
Investment properties	50 years
Leasehold improvements	3 years

As of March 31, 2026 and 2025, the Company had two and three apartments in Cambodia, respectively, and accounted for these apartments as investment properties. The Company holds these apartments for the purpose of earning rental revenue and capital appreciation.

Expenditures for repairs and maintenance, which do not materially extend the useful lives of the assets, are expensed as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets disposed of or retired are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statement of operations and other comprehensive loss.

Intangible assets

Intangible assets are originally recognized at cost. The useful lives of intangible assets are assessed to be either finite or indefinite. The Company’s intangible assets consist of eligibility rights to trade on or through the Stock Exchange of Hong Kong Limited (the “SEHK”). Management has determined that such assets have indefinite useful lives. These intangible assets are not amortized and are tested for impairment annually either individually or at the cash-generating unit level. The useful life of an intangible asset with an indefinite life is reviewed annually to determine whether indefinite life assessment continues to be supportable. If not, the change in the useful life assessment from indefinite to finite is accounted for on a prospective basis.

Available-for-sale investment

Available for sale investment mainly includes treasury bonds. Available-for-sale investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss. Realized gains or losses were included in interest income and other in the consolidated statements of operations and comprehensive loss during the period in which the gain or loss was realized.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment of long-lived assets was recognized for the years ended March 31, 2026 and 2025.

TOP Financial Group Limited

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

2. Summary of Significant Accounting Policies (Continued)

Operating leases

Under Topic 842, lessees are required to recognize the following for all leases (with the exception of short-term leases) on the commencement date: (i) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

At the commencement date of the lease agreement between the Company and the third party lessor, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of property agent expenses, less any lease incentives received. All right-of-use assets are reviewed for impairment. There was no impairment for right-of-use lease assets for the years ended March 31, 2026 and 2025.

The Company also elected the short-term lease recognition exemption and will not recognize right of use assets or lease liabilities for leases with a term less than 12 months.

Payables to customers

Payables to customers arise from the business of dealing in futures and investment securities. Payables to customers represent payables related to the Company’s customer trading activities, which include the cash deposits received by the Company as requested by third party broker-dealers to place with them in order to cover the positions taken by its customers, clearing house payables due on pending trades and payable on demand, as well as the bank balances held on behalf of customers.

TOP Financial Group Limited

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

a)	Revenue from Contracts with Customers

ASC 606, Revenue from Contracts with Customers (“ASC 606”) establishes principles for reporting information about the nature, amount, timing and uncertainty of revenues and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenues to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. In according with ASC 606, revenues are recognized when the Company satisfies the performance obligations by delivering the promised services to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

The Company identified each distinct service as a performance obligation. The recognition and measurement of revenues is based on the assessment of individual contract terms. The Company applied a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. The Company has no material incremental costs of obtaining contracts with customers that the Company expects the benefit of those costs to be longer than one year, which needs to be recognized as assets.

Futures brokerage commissions

The Company earns fees and commissions from futures brokerage services based on a fixed rate for each transaction, all of which are under the consolidated accounts where the customer information is not disclosed to the third-party brokers. When a customer executes a futures transaction through the Company’s platform, futures brokerage commission is recognized upon the completion of this transaction. Only a single performance obligation is identified for each futures trading transaction, and the performance obligation is satisfied on the trade date because that is when the underlying financial instrument is identified, the pricing of brokerage services is agreed upon and the promised services are delivered to customers. All of the Company’s revenues from contracts with customers are recognized at a point in time. The futures brokerage service cannot be cancelled once it has been executed and is not refundable, so returns and allowances are not applicable. Commissions are charged for each customer trade order executed and cleared by the third-party brokers. The Company recognizes revenue on a gross basis as the Company is determined to be the primary obligor in fulfilling the trade order initiated by the customer. The Company may offer volume rebate as a trading incentive to certain customers. The Company will review the customer’s transaction volume monthly and provide volume rebates on the commission charged to specific customers with large volume transactions. The volume rebate offered to such customers is accounted for as a variable consideration and determined based on the most-likely amount method, which is recognized as a reduction of revenues. For the years ended March 31, 2026 and 2025, the Company did not offer volume rebates, as no customer achieved the transaction volume threshold required for eligibility.

TOP Financial Group Limited

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition (continued)

a)	Revenue from Contracts with Customers (continued)

Virtual asset brokerage commissions

The Company earns commissions from virtual asset brokerage services based on a fixed rate for each transaction, all of which are under the consolidated accounts where the customer information is not disclosed to the third-party broker. When a customer converts virtual assets to US dollars in the account through the Company’s platform, virtual asset brokerage commission is recognized upon the completion of this transaction. Only a single performance obligation is identified for each virtual asset conversion transaction, and the performance obligation is satisfied on the trade date because that is when the underlying US dollar is identified, the pricing of brokerage services is agreed upon and the promised services are delivered to customers. All of the Company’s revenues from contracts with customers are recognized at a point in time. The virtual asset brokerage service cannot be cancelled once it has been executed and is not refundable, so returns and allowances are not applicable. Commissions are charged for each customer trade order executed. The Company recognizes revenue on a gross basis as the Company is determined to be the primary obligor in fulfilling the trade order initiated by the customer. The Company did not offer volume rebate to customers.

Trading solution services fees

The Company provides trading solution services to customers (e.g. individuals, proprietary trading companies or brokerage companies) for their trading on derivatives, equity, Contract for Difference (“CFD”) and other financial products, through both internally and externally developed proprietary investment management software. The Company’s trading solution provides a variety of functions suitable for front-end transaction executions to back-office settlement operations. The Company implements the initial installation of such software for each customer and provides hosting services for a period of time, generally two years, as agreed in the contracts. The initial installation is considered as a set-up activity, rather than a promised service to customers, which provides no incremental benefit to customers beyond permitting the access and use of the hosted application. The Company identifies a single performance obligation from its contracts with customers. The Company charges each customer a fixed amount of initial installation fee and the monthly service fee based on a fixed rate for each transaction executed on the platform with a minimum monthly fee required. The Company recognizes the trading solution services as satisfied over time.

Other service revenues

The Company also provides other financial services, including securities brokerage and currency exchange services, and earns securities brokerage commissions and other revenues, which are recognized when the service is rendered according to the relevant contracts. The Company may offer volume rebate as a trading incentive to certain customers. The Company will review the customer’s transaction volume monthly and provide volume rebates on the securities brokerage charged to customers. The volume rebate offered to customers is accounted for as a variable consideration and determined based on the most-likely amount method, which is recognized as a reduction of revenues.

For the years ended March 31, 2026 and 2025, other revenues accounted for 8.8% and 6.9%, respectively, of total revenues.

TOP Financial Group Limited

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition (continued)

a)	Revenue from Contracts with Customers (continued)

Sources of revenue

The following table presents revenues from contracts with customers, in accordance with ASC Topic 606, by major source:

	For the years ended March 31,
	2026	2025
Futures brokerage commissions
Commission on futures broking earned from Hong Kong Exchange	$185,100	$286,507
Commission on futures broking from overseas Exchanges	1,648,971	1,543,734
	1,834,071	1,830,241
Virtual asset commission	388,884	-
Trading solution service revenues	290,000	805,833
Other service revenues	415,486	231,356
	$2,928,441	$2,867,430

b)	Trading gains, interest income and other

Trading gains and losses, interest income from loan business and other interest income fall within the scope of ASC Topic 825, Financial Instruments, which is excluded from the scope of ASC Topic 606. Trading gains and losses mainly consist of realized and unrealized gains and losses from the (1) investment in OTC derivative business, (2) US and HK common stocks, which are included in Securities owned, at fair value, and (3) foreign exchange forward contracts purchased on the investment accounts in J. Safra Sarasin Bank. Regarding the investment in OTC derivative business, the Company subscribed for 50% of the structured note portfolio. According to the agreements among the Company and other holders of structured notes, company gains and losses mainly from (i) in the event the portfolio makes gains and declares distribution of dividends from the portfolio, the Company is entitled to 20% of dividends, (ii) in the event the portfolio suffers losses, the other 50% holders of structured notes shall bear the losses until the net assets of the portfolio reached 55% of total subscription amount, and (iii) in the event the net assets of portfolio is below 55% of subscription amount, the portfolio is terminated. For the years ended March 31, 2026 and 2025, the Company generated trading gains from OTC business of $nil and $145,579, respectively.

The Company launched the loan business in 2024. For the years ended March 31, 2026 and 2025, the Company provided the loan business to third party customers. The business was approved by Hong Kong Licensing Court under the Money Lenders Ordinance. The Company disbursed loans to customers for a fixed period and charged interests from the customers. The principal and interest are repayable upon the maturity of the loans. For the years ended March 31, 2026 and 2025, the Company generated loan interest income of $952,112 and $832,724, respectively.

Interest and other income primarily consist of interest income earned from customer margin financing activities, interest income earned on deposits maintained with brokerage institutions, and interest income earned on bank deposits, including term deposits.

TOP Financial Group Limited

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

2. Summary of Significant Accounting Policies (Continued)

Commission expenses

Commission expenses related to futures and other financial service transactions are primarily transaction costs paid to broker-dealers. These costs are expensed as incurred.

Income taxes

The Company accounts for income taxes in accordance with the U.S. GAAP. Under the asset and liability method as required by this accounting standard, the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes.

The charge for taxation is based on the results for the year as adjusted for items which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis. Deferred tax assets are recognized to the extent that it is probable that taxable income to be utilized with prior net operating loss carried forwards. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided in accordance with the laws of the relevant taxing authorities.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company does not believe that there was any uncertain tax position as of March 31, 2026 and 2025.

TOP Financial Group Limited

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

2. Summary of Significant Accounting Policies (Continued)

Loss per share

Basic loss per ordinary share is computed by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted loss per share is computed by dividing net income attributable to ordinary shareholders by the sum of the weighted average number of ordinary share outstanding and of potential ordinary share (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted earnings per share. For the years ended March 31, 2026 and 2025, the Company had no dilutive securities.

Translation of foreign currencies

The functional currency is the U.S. dollar for the Company’s Cayman Islands operations, Hong Kong dollar (“HKD”) for Hong Kong subsidiaries’ operations, Australian dollar (“AUD”) for the Australian subsidiary’s operation and Singapore dollar (“SGD”) for Singapore subsidiaries’ operations. The Company’s reporting currency is the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated at year-end exchange rates, income statement accounts are translated at average rates of exchange for the years and equity is translated at historical exchange rates. Any translation gains or losses are recorded in other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in net income.

The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	As of March 31,
	2026	2025
HKD exchange rate for balance sheet items, except for equity accounts	7.8400	7.7799
AUD exchange rate for balance sheet items, except for equity accounts	1.4588	1.6036
SGD exchange rate for balance sheet items, except for equity accounts	1.2893	1.3445

	For the Years Ended March 31,
	2026	2025
HKD exchange rate for items in the statements of operations and comprehensive loss, and statements of cash flows	7.8038	7.7930
AUD exchange rate for items in the statements of operations and comprehensive loss, and statements of cash flows	1.5115	1.5328
SGD exchange rate for items in the statements of operations and comprehensive loss, and statements of cash flows	1.2890	1.3380

TOP Financial Group Limited

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

2. Summary of Significant Accounting Policies (Continued)

Fair value of financial instruments and Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of the fair value hierarchy are described below:

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets included (i) US treasury notes which were recorded in the account of available-for-sale investment and (ii) securities owned, at fair value.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. As of March 31, 2026 and 2025, foreign currency forward contracts were categorized in Level 2 of the fair value hierarchy.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

As of March 31, 2026 and 2025, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, restricted cash, receivables from broker-dealers and clearing organizations, receivables from customers, loans receivable, due from related parties, securities owned, at fair value, payables to both third party and related party customers, promissory note payable and other payables. In except for the securities owned, at fair value, the carrying amount of the financial instruments approximate their fair values because of the short-term nature of these instruments. Securities owned, at fair value as of March 31, 2026 and 2025, mainly consist of common stock investments and are based upon quoted market price.

Share-based compensation

Share-based awards granted are measured at fair value on grant date and share-based compensation expense is recognized (i) immediately at the grant date if no vesting conditions are required, or (ii) using the straight-line attribution method, net of estimated forfeitures, over the requisite service period. The fair values of restricted stock units (“RSUs”) and restricted shares are determined with reference to the fair value of the underlying shares and the fair value of share options is generally determined using the Black-Scholes valuation model. The value is recognized as an expense over the respective service period, net of estimated forfeitures. Share-based compensation expense, when recognized, is charged to the consolidated income statements with the corresponding entry to additional paid-in capital, liability or noncontrolling interests.

On each measurement date, the Company reviews internal and external sources of information to assist in the estimation of various attributes to determine the fair value of the share-based awards granted by the Company, including the forfeiture rate, expected life and expected volatility. The Company recognizes the impact of any revisions to the original forfeiture rate assumptions in the consolidated statements of operations, with a corresponding adjustment to equity.

TOP Financial Group Limited

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

2. Summary of Significant Accounting Policies (Continued)

Segment reporting

The Company uses the management approach to determine operating segment. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM’’) for making decisions, allocation of resources and assessing performance.

The Company operates and manages its business as a single operating and reportable segment. The Company’s CODM has been identified as the Chief Executive Officer who reviews the consolidated net income (loss) when making decisions about allocating resources and assessing performances of the Company. Significant segment expenses are the same as these presented under the operating costs and expenses in the consolidated statements of operations, and the difference between net revenue less the significant segment expenses and consolidated net income are the other segment items. The CODM reviews and utilizes these financial metrics together with non-financial metrics to make operation decisions, such as the determination of the fee rate at which the Company charges for its services and the allocation of budget between operating costs and expense.

Significant risks and uncertainties

1)	Credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates.

As of March 31, 2026, the Company's cash and cash equivalents were held with banks located in Hong Kong, Singapore, and Australia. Each bank account in Hong Kong is insured by government authority with the maximum limit of HK$800,000. Each bank account in Singapore is insured by government authority with the maximum limit of SG$100,000. Each bank account in Australia is insured by government authority with the maximum limit of AU$250,000. As of March 31, 2026, approximately $11.8 million of the Company's cash and cash equivalents exceeded these insured limits and was uninsured.

2)	Concentration risk

For the year ended March 31, 2026, two customers accounted for approximately 18% and 14% of the total revenue, respectively. For the year ended March 31, 2025, two customers accounted for approximately 20% and 12% of the total revenue, respectively.

For the year ended March 31, 2026, two brokers accounted for approximately 88% and 8% of the total commission expenses, respectively. For the year ended March 31, 2025, two brokers accounted for 75% and 18% of the total commission expenses, respectively.

As of March 31, 2026, the payable balance due to two customers accounted for approximately 53% and 14% of the total balance of payable to customers, respectively. As of March 31, 2025, the payable balance due to three customers accounted for approximately 37%, 27% and 17% of the total balance of payable to customers, respectively.

TOP Financial Group Limited

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

On December 17, 2025, the FASB issued ASU 2025-12, which is to correct, clarify, and otherwise improve U.S. GAAP. ASU 2025-12 includes 33 improvements that span a wide range of topics, including Clarifying diluted earnings per share (EPS) calculation when a loss from continuing operations exists, Clarifying disclosure requirements for lease receivables from sales-type or direct financing leases, Revising the calculation of the reference amount for beneficial interests to prevent double counting credit losses, Clarifying the permissible methods to account for treasury stock retirements, and Clarifying the guidance for transfers of receivables from contracts with customers. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in this Update in an interim period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. An entity may elect to early adopt the amendments on an issue-by-issue basis. For example, an entity may decide to early adopt certain amendments and adopt the remaining amendments at the effective date. An entity should apply the amendments in this Update (except for the amendments to Topic 260, Earnings Per Share, related to Issue 4) using one of the following transition methods: (i) Prospectively to all transactions recognized on or after the date that the entity first applies the amendments, or (ii) Retrospectively to the beginning of the earliest comparative period presented. An entity should adjust the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) as of the beginning of the earliest comparative period presented. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

On December 8, 2025, the FASB issued ASU 2025-11, which is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.” The ASU also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” For public business entities, the amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. For all other entities, the amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted for all entities. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. ASU 2025-05 provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods and should be applied prospectively. Early adoption is permitted, and the Company is currently assessing the impact of adoption.

In January 2025, the FASB issued ASU 2025-01, “Income Statement – Comprehensive Income – Expense Disaggregation Disclosure (Subtopic 220-40): Clarifying the Effective Date.” This pronouncement revises the effective date of ASU 2024-03 and clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Entities within the ASU’s scope are permitted to early adopt the accounting standard update. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

TOP Financial Group Limited

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

2. Summary of Significant Accounting Policies (Continued)

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. This guidance will be applied either prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of these standards will have on the Com

In December 2023, the FASB issued ASU 2023-09, which is an update to Topic 740, Income Taxes. The amendments in this update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with U.S. Securities and Exchange Commission (SEC) Regulation S-X 210.4-08(h), Rules of General Application—General Notes to Financial Statements: Income Tax Expense, and (2) removing disclosures that no longer are considered cost beneficial or relevant. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted. As an Emerging Growth Company ("EGC"),the Company is currently evaluating the potential impact of adopting this guidance on financial statements requirements and does not expect the adoption to have a material impact.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements — codification amendments in response to SEC’s disclosure Update and Simplification initiative which amend the disclosure or presentation requirements of codification subtopic 230-10 Statement of Cash Flows—Overall, 250-10 Accounting Changes and Error Corrections— Overall, 260-10 Earnings Per Share— Overall, 270-10 Interim Reporting— Overall, 440-10 Commitments—Overall, 470-10 Debt—Overall, 505-10 Equity—Overall, 815-10 Derivatives and Hedging—Overall, 860-30 Transfers and Servicing—Secured Borrowing and Collateral, 932-235 Extractive Activities— Oil and Gas—Notes to Financial Statements, 946-20 Financial Services— Investment Companies— Investment Company Activities, and 974-10 Real Estate—Real Estate Investment Trusts—Overall. The amendments represent changes to clarify or improve disclosure and presentation requirements of above subtopics. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. For entities subject to existing SEC disclosure requirements or those that must provide financial statements to the SEC for securities purposes without contractual transfer restrictions, the effective date aligns with the date when the SEC removes the related disclosure from Regulation S-X or Regulation S-K. Early adoption is not allowed. For all other entities, the amendments will be effective two years later from the date of the SEC’s removal.

The Company does not believe the above-mentioned recently issued but not yet effective accounting standards, if currently adopted, would have a material impact on its consolidated financial position, statements of operations and comprehensive income and cash flows.

TOP Financial Group Limited

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

3. Receivables from Customers, Net

As of March 31, 2026 and 2025, receivables from customers consisted of the following:

	As of March 31,
	2026	2025
Receivable due from trading solution services	$3,377,114	$3,087,114
Less: allowance for expected credit loss on receivables from customers	(1,708,802)	(2,590,291)
	$1,668,312	$496,823

As of March 31, 2026 and 2025, the Company assessed the collection from the customers and recorded allowance of $881,488 and $2,590,291 against receivables from customers, respectively. For the years ended March 31, 2026 and 2025, the Company reversed allowances for expected credit losses of $881,488 and provided allowances for expected credit losses of $2,590,291, respectively.

4. Loans Receivable, Net

As of March 31, 2026 and 2025, loans receivable consisted of the following:

	As of March 31,
	2026	2025
Receivable due from customers holding US stocks or HK stocks (i)	$1,096,030	$610,296
Less: allowance for expected credit loss on receivable due from customers holding US stocks or HK stocks	(506,380)	(261,342)
	589,650	348,954
Loans receivable (ii)	11,162,121	11,957,377
	$11,751,771	$12,306,331

(i)	The balance due from customers holding US stocks or HK stocks represented the purchase price of stock exceeding the deposits paid by customers which traded these US stocks or HK stocks through the Company’s platform. The US stocks and HK stocks were under custodian of the Company, and the customers shall fully pay the balance to the Company before they sold these stocks. For the years ended March 31, 2026 and 2025, the Company provided allowances for expected credit losses of $248,188 and $249,616 against the receivables due from these customers, respectively, because the fair value of the stocks were below the receivables due from the customers.

(ii)	The Company conducted loan business, which was approved by Hong Kong Licensing Court under the Money Lenders Ordinance. The Company disbursed loans to customers for a fixed period and charged interests from the customers. The principal and interest are repayable upon the maturity of the loans. For the year ended March 31, 2026 and 2025, the Company recognized interest income of $952,512 and $832,724 from the loan business, respectively. As of March 31, 2026, the loans receivables were comprised of principal of $10,713,159 and interest of $448,962, respectively. As of March 31, 2025, the loans receivables were comprised of principal of $11,277,359 and interest of $680,018, respectively.

TOP Financial Group Limited

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

5. Fixed assets, Net

As of March 31, 2026 and 2025, fixed assets consisted of the following:

	As of March 31,
	2026	2025
Investment properties	$255,178	$414,943
Office equipment	484,533	53,035
Leasehold improvement	465,002	-
Vehicle	-	83,295
Less: accumulated depreciation	(90,172)	(117,249)
	$1,114,541	$434,024

Depreciation expense was $35,345 and $33,904 for the years ended March 31, 2026 and 2025, respectively.

6. Employee Benefits

All salaried employees of the Company in Hong Kong are enrolled in a Mandatory Provident Fund Scheme (“MPF scheme”) scheme under the Hong Kong Mandatory Provident Fund Schemes Ordinance, within two months of employment. The MPF scheme is a defined contribution retirement plan administered by an independent trustee. The Company makes regular contributions of 5% of the employee’s relevant income to the MPF scheme, subject to a maximum of $192 per month. Contributions to the plan vest immediately. The Company recorded MPF expense of $32,656 and $19,499 for the years ended March 31, 2026 and 2025, respectively.

7. Fair Value Measurement

The following table presents information about the Company’s assets by major category measured at fair value on a recurring basis as of March 31, 2026 and 2025, and indicates the fair value hierarchy of the valuation technique utilized by the Company to determine such fair value. Assets measured at fair value on a recurring basis as of March 31, 2026 and 2025:

	March 31, 2026
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Securities owned, at fair value	$710,632	$710,632	$-	$-	$710,632
Foreign currency forward contracts	(400)		(400)	-	(400)
Total assets at fair value	$710,232	$710,632	$(400)	$-	$710,232

	March 31, 2025
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Securities owned, at fair value	$531,189	$531,189	$-	$-	$531,189
Foreign currency forward contracts	(50,669)	-	(50,669)	-	(50,669)
US Treasury notes	968,398	968,398	-	-	968,398
Total assets at fair value	$1,448,918	$1,499,587	$(50,669)	$-	$1,448,918

There was no transfer between any levels during the years ended March 31, 2026 and 2025.

TOP Financial Group Limited

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

8. Operating Leases

As of March 31, 2026, the Company had four non-cancelable operating lease agreements with third-party lessors, with lease terms ranging between two years and three years. The lease agreements mature from August 2026 through August 2028.  The Company considers the renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company discount lease payments based on an estimate of its incremental borrowing rate. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The table below presents the operating lease related assets and liabilities recorded on the balance sheets.

	As of March 31,
	2026	2025
Rights of use lease assets	$1,557,438	$269,664

Operating lease liabilities	$1,584,183	$270,866

The weighted average remaining lease terms and discount rates for the above operating lease were as follows as of March 31, 2026 and 2025:

	As of March 31,
	2026	2025
Remaining lease term and discount rate
Weighted average remaining lease term (years)	2.32	2.24
Weighted average discount rate	5%	5%

During the years ended March 31, 2026 and 2025, the Company incurred total operating lease expenses of $549,591 and $151,214, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2026:

Twelve months ending March 31, 2027	$747,429
Twelve months ending March 31, 2028	664,811
Twelve months ending March 31, 2029	210,697
Less: imputed interest	(38,754)
Present value of lease liabilities	$1,584,183

TOP Financial Group Limited

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

9. Long-term Investments

As of March 31, 2026 and 2025, long-term investments consisted of the following:

	As of March 31,
	2026	2025
Investment measured using the measurement alternative	$3,147,784	$3,647,784
	$3,147,784	$3,647,784

During the year ended 2026, the Company did not make additional investments. During the year ended 2025, the Company made additional investments of $1,900,000 in two investees.

The Company accounted for the investment in these privately held companies using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuers. These privately held companies just commenced their operations in the year of 2024 and incurred losses through March 31, 2026. For the years ended March 31, 2026 and 2025, the Company did not record upward adjustments or downward adjustments on the investment. For the year ended March 31, 2026, the Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity investment, and fully provided impairment of $500,000 against investment in one investee.

In April 2025 and August 2024, the Company made investment in two installments of $100,000 and $500,000 as deposits in one existing cost-method investee with intension to increase its equity interest in the investee. As of March 31, 2026 and 2025, the Company recorded the $600,000 and $500,000 in the account of “Deposit for long-term investment” on the consolidated balance sheet, respectively.

On June 24, 2022, the Company entered into a partnership agreement to invest $256,420 (HKD 2,000,000), for 20% partnership interest in the limited partnership. The funds raised by the limited partnership are invested in biological entities. During the year ended March 31, 2025, the limited partnership make investment in an investee which incurred significant loss for the year of 2025 and presented accumulated loss as of March 31, 2025. The Company assessed that the decline in fair value of long-term investment to be other-than-temporary and provided full impairment of $256,420.

TOP Financial Group Limited

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

10. Share-based Compensation

For the year ended March 31, 2025, the Company issued an aggregation of 28,668 ordinary shares to the three directors, and recognized share-based compensation expenses of $72,224 in the account of “compensation and benefits” in the consolidated statements of operations and comprehensive loss.

For the year ended March 31, 2026, the Company issued an aggregation of 49,941 ordinary shares to the three directors, and recognized share-based compensation expenses of $60,194 in the account of “compensation and benefits” in the consolidated statements of operations and comprehensive loss.

11. Equity

Ordinary shares

On October 4, 2024, the Board of the Company approved the reclassification and redesignation of ordinary shares, and adoption of dual-class share capital structure. The details are as follows:

(i)	reclassify all ordinary shares of the Company issued and outstanding into class A ordinary shares of the Company with a par value of US$0.001 each (the “Class A Ordinary Shares”) with one (1) vote per share and with other rights attached to such shares as set forth in the second amended and restated memorandum and articles of association of the Company (the “M&A”) on a one for one basis;

(ii)	redesignate 10,000,000 authorized but unissued ordinary shares of the Company into 10,000,000 class B ordinary shares of the Company with a par value of US$0.001 each (the “Class B Ordinary Shares”) with fifty (50) votes per share and with other rights attached to it in the M&A on a one for one basis; and

(iii)	redesignate the remaining authorized but unissued ordinary shares of the Company into Class A Ordinary Shares on a one for one basis.

TOP Financial Group Limited

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

11. Equity (Continued)

Ordinary shares (cont’d)

On June 24, 2025, the Board of the Company approved re-designate 90,000,000 authorized but unissued Class A Ordinary Shares of a par value of US$0.001 each into 90,000,000 authorized but unissued Class B Ordinary Shares of a par value of US$0.001 each, and as a consequence of the Share Redesignation, to change the composition of the Company’s authorized share capital from 1,000,000,000 shares, comprising 990,000,000 Class A Ordinary Shares and 10,000,000 Class B Ordinary Shares to 1,000,000,000 shares, comprising 900,000,000 Class A Ordinary Shares and 100,000,000 Class B Ordinary Shares.

For the years ended March 31, 2026 and 2025, the Company issued an aggregation of 49,941 and 28,668 ordinary shares, respectively, to three non-executive directors as part of their compensation. See Note 10 for details.

As of March 31, 2026 and 2025, the Company had 27,094,416 and 37,044,475 Class A Ordinary Shares issued and outstanding, respectively. As of March 31, 2026 and 2025, the Company had 10,000,000 and nil Class B Ordinary Shares issued and outstanding, respectively.

Registered Warrants

In connection with the Private Placement on February 11, 2024, the Company issued Registered Warrants to purchase up to an aggregate of 2,000,000 Ordinary Shares at $2.75 per share, subject to adjustments thereunder, including a reduction in the exercise price, in the event of a subsequent offering at a price less than the then current exercise price, to the same price as the price in such offering at a purchase price of $2.50 per ordinary share and accompanying Registered Warrant. The Registered Warrants are exercisable immediately upon issuance and will expire three (3) months from the date of issuance. As of the expiry date in May 2024, the Registered Warrants were not exercised. For the years ended March 31, 2026 and 2025, the Company did not issue warrants. As of March 31, 2026 and 2025, the Company had no outstanding warrants.

TOP Financial Group Limited

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

12. Income Taxes

Cayman Islands

Under the current and applicable laws of the Cayman Islands, the Company and Top Solar are not subject to tax on income or capital gain. Additionally, upon payments of dividends by the Company to its shareholders, no Cayman Islands withholding tax will be imposed.

British Virgin Islands

Under the current and applicable laws of BVI, the Company’s BVI subsidiaries are not subject to tax on income or capital gains.

Hong Kong

ZYSL, ZYCL, Winrich and ZYFSL are incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. For the Years Ended March 31, 2026 and 2025, Hong Kong profits tax is calculated in accordance with the two-tiered profits tax rates regime. The applicable tax rate for the first HKD 2 million of assessable profits is 8.25% and assessable profits above HKD 2 million will continue to be subject to the rate of 16.5% for corporations in Hong Kong. Under Hong Kong tax laws, ZYSL, ZYCL, Winrich and ZYFSL are exempted from income tax on its foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

Singapore

Top Fin and Top AM are incorporated in Singapore and are subject to Singapore Corporate Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Singapore tax laws. Top Fin and Top AM are subject to a flat rate of 17%.

Australia

Top 500 is incorporated in Australia and is subject to Australia Corporate Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Australian tax laws. Top 500 is subject to a reduced rate of 25% as a “small or medium business” company.

The current and deferred portions of the income tax benefits (expense) included in the consolidated statements of operations and comprehensive loss as determined in accordance with FASB ASC 740 are as follows:

	For the years ended March 31,
	2026	2025
Current income tax expense	$(41,785)	$(146,104)
Deferred income tax benefits	43,566	-
	$1,781	$(146,104)

TOP Financial Group Limited

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

12. Income Taxes (Continued)

A reconciliation of the difference between the expected income tax benefits (expenses) computed at applicable statutory income tax rates and the Company’s income tax expense is shown in the following table:

	For the years ended March 31,
	2026	2025
Income tax benefits at applicable statutory rate	$194,258	$960,836
Income (loss) not subject to tax (2)	49,962	(712,770)
Income tax of other jurisdictions (3)	18,043	29,142
Non-deductible expenses	13,023	-
Nontaxable offshore profit	(41,821)	-
Benefit on tax concession (note (1))	1,153	192
Changes in valuation allowance	(232,837)	(423,504)
	$1,781	$(146,104)

(1)	The provision for Hong Kong Profits Tax for 2026 is calculated at 16.5% (2025: 16.5%) of the estimated assessable profits for the year, taking into account a reduction granted by the Hong Kong SAR Government of 100% of the tax payable for the year of assessment 2025-26 subject to a maximum reduction of HK$3,000 for each business (2025: a maximum reduction of HK$1,500 was granted for the year of assessment 2024-25 and was taken into account in calculating the provision for 2025).

(2)	The Company also has entities domiciled in the British Virgin Islands, but such entities are not subject to income or capital gains taxes.

(3)	Top Fin and Top AM were established in Singapore, which are subject to income tax rate of 17%, and Top 500 was established in Australia, which is subject to income rate of 25%.

The significant components of deferred taxes were as follows:

	March 31, 2026	March 31, 2025
Deferred tax assets:
Net operating losses	$256,895	$-
Lease liabilities	128,555	16,918
Allowance for expected credit loss	41,776	21,561
Total deferred tax assets	427,226	38,479
Less: valuation allowance	(256,895)	(21,624)
Total deferred tax assets, net of valuation allowance	170,331	16,855

Deferred tax liabilities:
Right of use assets	(126,966)	(16,855)
Net deferred tax assets	$43,365	$-

TOP Financial Group Limited

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

13. Related Party Transaction and Balance

a. Nature of relationships with related parties

Name	Relationship with the Company
Ms. Junli Yang	The Chairwoman of the Board.
Mr. Huaixi Yang	Immediate family member of Ms. Junli Yang
Mr. Yuen Ka Fai	Chief Executive Officer of the Company
Ms. Yung Yung Lo	Chief Financial Officer of the Company
Ms. Tam Hoi Ling, Jennifer	Chief Operating Officer of the Company
Ever Victory Limited	Wholly owned by Mr. Yuen Ka Fai, the Chief Executive Officer of the Company.
Zhong Yang Holdings Limited	Controlled by Mr. Huaixi Yang

b. Related parties transactions

		For the years ended March 31,
	Nature	2026	2025
Mr. Huaixi Yang	Gross commission income	$33,032	$10,204
Mr. Huaixi Yang	Handling income	$38	$13,128
Mr. Huaixi Yang	Interest income	$27,362	$169,549
Ms. Junli Yang	Gross commission income	$30	$-
Ms. Tam Hoi Ling, Jennifer	Gross commission income	$15	$-

On July 24, 2025, the Company, through ZYNL, closed an acquisition of 100% equity interest in ZYFSL for cash consideration of HK$500,000 (approximately $63,750). Zhong Yang Holdings Limited, the Seller of ZYFSL, is a company incorporated under the laws of Hong Kong, of which Mr. Huaixi Yang and Ms. Yung Yung Lo hold 71.50% and 8.30% equity interest, respectively.

c. Balance with related parties

	Nature	March 31, 2026	March 31, 2025
Mr. Huaixi Yang	Due from related parties	$155,639	$-
Ever Victory Limited	Due from related parties	$76,926	$-
Mr. Huaixi Yang	Payable due to customers – a related party	$6,359	$880,336
Ms. Junli Yang	Payable due to customers – a related party	$2,158	$-
Ms. Tam Hoi Ling, Jennifer	Payable due to customers – a related party	$53	$-

As of March 31, 2026, the balance due from Mr. Huaixi Yang represented loans made to the related party as part of our loan business. The balance will be repaid upon maturity date. As of March 31, 2026, the balance due from Ever Victory Limited represented advances made to the related party to support its operations. The loan was interest-free and repayable on demand.

TOP Financial Group Limited

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

14. Regulatory Requirements

The following table illustrates the minimum regulatory capital as established by the Hong Kong Securities and Futures Commission that the Company’s subsidiaries were required to maintain as of March 31, 2026 and 2025, and the actual amounts of capital that were maintained.

Capital requirements as of March 31, 2026

	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
Zhong Yang Securities Limited	$382,653	$7,985,332	$7,602,679	2,087%
Zhong Yang Capital Limited	382,653	698,087	$315,434	182%
Total	$765,306	$8,683,419	$7,918,113	1,135%

Capital requirements as of March 31, 2025

	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
Zhong Yang Securities Limited	$385,609	$7,319,000	$6,933,391	1898%
Zhong Yang Capital Limited	385,609	684,500	$298,891	178%
Total	$771,218	$8,003,500	$7,232,282	1038%

15. Subsequent Events

On March 25, 2026, the Company entered into the Securities Purchase Agreement (the “Securities Purchase Agreement”), with certain non-U.S. investors (each a “Purchaser”) relating to the issuance and sale of 214,431,222 units (“Units”) of the Company, with each Unit consisting of (i) one Class A ordinary share of the Company, par value US$0.001 per share (“Class A Ordinary Share” and such shares, the “Shares”), and (ii) two warrants, each to purchase one Class A ordinary share of the Company (the “Warrants”), at a price per Unit of US$0.37308 (the “Offering”). On May 5, 2026, the Company entered into Supplement No. 1 (the “Supplement”) to the Securities Purchase Agreement.

Pursuant to the Supplement, the Company and the Purchasers have agreed that, in the event the Company effects a forward stock split, reverse stock split or share consolidation of its Class A Ordinary Shares at any time after the date of the Securities Purchase Agreement and prior to a closing with respect to any Purchaser whose purchase of securities has not yet been consummated, the number of Shares and the number of Warrants comprising each Unit to be issued to such Purchaser at such closing shall be proportionally adjusted to reflect the applicable stock split ratio. The aggregate subscription amount payable by each such Purchaser and the number of Units to be purchased shall remain unchanged. In addition, pursuant to the Supplement, the deadline for the final closing of the Offering has been extended from two (2) months from the date of the Securities Purchase Agreement to sixty (60) days from the date of the Supplement.

On May 27, 2026, the Company held an extraordinary general meeting of shareholders (the “Meeting”) to approve an increase of the Company’s authorized share capital from US$1,000,000 divided into 1,000,000,000 shares comprising of (i) 900,000,000 class A ordinary shares of a par value of US$0.001 each and (ii) 100,000,000 class B ordinary shares of a par value of US$0.001, to US$20,000,000.00 divided into 20,000,000,000 ordinary shares of a par value of US$0.001 each comprising (i) 18,000,000,000 class A ordinary shares of a par value of US$0.001 each (the “Class A Ordinary Shares”) and (ii) 2,000,000,000 class B ordinary shares of a par value of US$0.001 each (the “Class B Ordinary Shares”), by the creation of additional 17,100,000,000 Class A Ordinary Shares and 1,900,000,000 Class B Ordinary Shares, with immediate effect (the “Share Capital Increase”) and to authorize any director of the Company or the registered office provider of the Company to do all other acts and things as the board of directors of the Company (the “Board”) considers necessary or desirable in connection with the Share Capital Increase, including without limitation, notifying and attending to the necessary filings with the Registrar of Companies in the Cayman Islands. The Company’s third amended and restated memorandum and articles of association, which became effective immediately upon shareholder approval of the Share Capital Increase on May 27, 2026.

On June 19, 2026, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (each, a “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchasers an aggregate of 6,441,012 Class A ordinary shares of the Company, par value US$0.001 per share (the “Class A Ordinary Shares”), at a purchase price of US$0.45645 per share, in a registered direct offering (the “Offering”), for aggregate gross proceeds to the Company of approximately US$2.9 million before deducting estimated offering expenses.

For the period from April 1, 2026 through the date of this report, the Company issued an aggregation of 18,207 ordinary shares to the three directors as compensation expenses.

For the period from April 1, 2026 through the date of this report, the Company, through Win100 Wealth, entered into eight promissory note agreements with third parties and raised gross proceeds of approximately $81 million.