Form 10-Q
period 2026-06-30
TOP Financial Group Ltd
filed 2026-08-17
CIK 1848275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 001-41407

TOP FINANCIAL GROUP LIMITED

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

101 Cecil Street, #13-05 Tong Eng Building	Singapore 069533
(Address of principal executive offices)	(Zip code)

+65 6252 8998

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares, par value $0.005 per share	TOP	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 17, 2026, the registrant had 121,705,513 Class A Ordinary Shares and 2,000,000 Class B Ordinary Shares, par value $0.005 per share, outstanding.

i

Part I - Financial Information

Item 1 - Consolidated Financial Statements

TOP Financial Group Limited

Condensed Consolidated Balance Sheets

(Expressed in U.S. Dollars, except for the number of shares)

	As of
	June 30, 2026	March 31, 2026
	(unaudited)
Assets
Cash and cash equivalents	$10,407,367	$12,989,922
Restricted cash	34,860,027	18,715,497
Digital assets	2,339,179	-
Receivables from broker-dealers and clearing organizations	20,310,833	32,535,854
Receivables from customers	-	1,668,312
Loans receivable, net	81,182,401	11,751,771
Due from a related party	232,525	232,565
Securities owned, at fair value	1,081,370	710,632
Fixed assets, net	1,059,762	1,114,541
Intangible assets, net	63,759	63,776
Goodwill	26,187	26,187
Right-of-use assets	1,386,066	1,557,438
Long-term investments	3,147,784	3,147,784
Deposit for long-term investment	1,400,800	600,000
Other assets	865,631	899,299
Deferred tax assets	43,507	43,365
Total assets	$158,407,198	$86,056,943

Liabilities and shareholders’ equity
Payable to customers	$53,815,624	$48,850,774
Payable to customers – a related party	8,568	8,570
Contract liabilities	-	53,255
Income tax payable	105,402	149,778
Promissory notes payable	637,592	637,755
Accrued expenses and other liabilities	442,666	527,484
Lease liabilities	1,415,554	1,584,183
Subscription fees advanced from shareholders	64,983,160	-
Total liabilities	121,408,566	51,811,799

Commitments and contingencies

Shareholders’ Equity

Class A Ordinary shares (par value $0.005 per share, 3,600,000,000 shares authorized; 6,710,691 and 5,418,883 shares issued and outstanding at June 30, 2026 and March 31, 2026, respectively)*	33,555	27,096
Class B Ordinary shares (par value $0.005 per share, 400,000,000 shares authorized; 2,000,000 shares and 2,000,000 shares issued and outstanding at June 30, 2026 and March 31, 2026, respectively)*	10,000	10,000
Additional paid-in capital	31,984,829	29,036,288
Retained earnings	4,460,209	4,573,642
Accumulated other comprehensive income	208,978	296,688
Total shareholders’ equity	36,697,571	33,943,714
Non-controlling interest	301,061	301,430
Total liabilities and shareholders’ equity	$158,407,198	$86,056,943

*	The share information is presented on a retroactive basis to reflect the share consolidation at a ratio of 1-for-5 effected on August 3, 2026 (Note 1).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOP Financial Group Limited

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended June 30,
	2026	2025
Revenues
Futures brokerage commissions	$164,201	$638,546
Virtual asset brokerage commissions	73,755	-
Trading solution service revenues	-	150,000
Interest income from loan business	416,139	237,049
Other service revenues	374,315	30,571
Trading (losses) gains	(124,571)	179,295
Interest income and other	172,861	97,932
Total revenues	1,076,700	1,333,393

Expenses
Commission expenses	173,222	442,210
Compensation and benefits	571,097	434,006
Communications and technology	80,651	116,491
Occupancy	424,487	25,636
Travel and business development	13,587	3,163
Professional fees	87,409	47,258
Other administrative expenses	113,201	178,637
Total expenses	1,463,654	1,247,401

(Loss) income before income taxes	(386,954)	85,992
Income tax benefits	273,229	-
Net (loss) income	(113,725)	85,992
Less: Net loss attributable to non-controlling shareholders	(292)	-
Net (loss) income attributable to TOP Financial Group Limited’s shareholders	$(113,433)	$85,992

Net (loss) income	$(113,725)	$85,992
Other comprehensive loss
Foreign currency translation adjustment	(87,787)	(142,667)
Total comprehensive loss	$(201,512)	$(56,675)
Less: Total comprehensive loss attributable to non-controlling shareholders	(369)	-
Total comprehensive loss attributable to TOP Financial Group Limited’s shareholders	$(201,143)	$(56,675)
(Loss) earnings per share*:
Basic and diluted	$(0.02)	$0.01
Weighted average number of ordinary shares outstanding*:
Basic and diluted	7,493,229	7,411,184

*	The share information is presented on a retroactive basis to reflect the share consolidation at a ratio of 1-for-5 effected on August 3, 2026 (Note 1).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOP Financial Group Limited

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in U.S. dollar, except for the number of shares)

							Accumulated
							Other
	Class A		Class B		Additional		Comprehensive	Non-
	Ordinary Shares		Ordinary Shares		Paid-in	Retained	Income	controlling
	Shares*	Amount	Shares*	Amount	Capital	Earnings	(Loss)	Interest	Total
Balance as of March 31, 2025	7,408,895	$37,046	-	$-	$28,976,144	$5,744,465	$127,649	$-	$34,885,304
Share-based compensation	2,315	12	-	-	14,994	-	-	-	15,006
Net income	-	-	-	-	-	85,992	-	-	85,992
Foreign currency translation adjustment	-	-	-	-	-		(142,667)	-	(142,667)
Balance as of June 30, 2025	7,411,210	$37,058	-	$-	$28,991,138	$5,830,457	$(15,018)	$-	$34,843,635

Balance as of March 31, 2026	5,418,883	$27,096	2,000,000	$10,000	$29,036,288	$4,573,642	$296,688	$301,430	$34,245,144
Share-based compensation	3,605	18	-	-	14,982	-	-	-	15,000
Issuance of Class A ordinary shares pursuant to a private placement	1,288,203	6,441	-	-	2,933,559	-	-	-	2,940,000
Net loss	-	-	-	-	-	(113,433)	-	(292)	(113,725)
Foreign currency translation adjustment	-	-	-	-	-		(87,710)	(77)	(87,787)
Balance as of June 30, 2026	6,710,691	$33,555	2,000,000	$10,000	$31,984,829	$4,460,209	$208,978	$301,061	$36,998,632

*	The share information is presented on a retroactive basis to reflect the share consolidation at a ratio of 1-for-5 effected on August 3, 2026 (Note 1).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOP Financial Group Limited

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollar)

	For the Three Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$6,034,786	$7,138,236

Cash flows from investing activities:
Purchases of fixed assets	(3,112)	-
Purchases of securities owned	(188,000)	(256,420)
Deposits for long-term investment	(800,800)	(100,000)
Acquisition of a subsidiary	-	(64,105)
Proceeds from sales of digital assets	6,633,981	-
Loans made to third parties	-	(1,000,000)
Loans made to a related party	-	(2,500,000)
Collection of loans from customers	2,175,000	3,690,759
Net cash provided by (used in) investing activities	7,817,069	(229,766)

Net increase in cash, cash equivalents and restricted cash	13,851,855	6,908,470
Cash, cash equivalents and restricted cash, beginning of period	31,705,419	15,174,936
Effect of exchange rates on cash, cash equivalents and restricted cash	(289,880)	(32,138)
Cash, cash equivalents and restricted cash, end of period	$45,267,394	$22,051,268

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes, net of refunds	$-	$-

Non-cash operating, investing and financing activities
Collection of USDT as proceeds from subscription fees advanced from shareholders	$64,983,160	$-
Collection of USDT as proceeds from issuance of Class A ordinary shares in a private placement	$2,940,000	$-
Advance of loans to customers in the form of USDT	$58,950,000	$-

Reconciliation of cash, cash equivalents and restricted cash to the unaudited condensed consolidated balance sheets

	As of
	June 30, 2026	March 31, 2026
Cash and cash equivalents	$10,407,367	$12,989,922
Restricted cash	34,860,027	18,715,497
Total cash, cash equivalents, and restricted cash	$45,267,394	$31,705,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended June 30, 2026 and 2025

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

On April 12, 2023, the Company, through ZYAL, closed an acquisition of 100% equity interest in TOP 500 SEC PTY LTD (“Top 500”) from the sole shareholder of Top 500 (the “Seller of Top 500”) for cash consideration of $700,000. The Seller of Top 500 is a company controlled by Junli Yang, the controlling shareholder of the Company. On closing of acquisition, Top 500 did not meet definition of a business as it had no process or output. The acquisition of Top 500 was considered to be an acquisition of net assets under common control. On the acquisition date, Top 500 recorded minimal net assets deficits of $5,200. The Company recorded a reduction of additional paid-in capital of $705,200 in the acquisition.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended June 30, 2026 and 2025

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

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended June 30, 2026 and 2025

1. Organization and Description of Business (Continued)

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

On April 22, 2026, the Company, through ZYTL (BVI) Limited (“ZYTL”), a subsidiary of the Company, established Strategic Power Investment Limited. On June 11, 2026, the Company setup TOP US Limited in the United States.

On May 27, 2026, the Company held an extraordinary general meeting of shareholders and approved  an increase of the Company’s authorized share capital from US$1,000,000 divided into 1,000,000,000 shares comprising of (i) 900,000,000 class A ordinary shares of a par value of US$0.001 each and (ii) 100,000,000 class B ordinary shares of a par value of US$0.001, to US$20,000,000.00 divided into 20,000,000,000 ordinary shares of a par value of US$0.001 each comprising (i) 18,000,000,000 class A ordinary shares of a par value of US$0.001 each (the “Class A Ordinary Shares”) and (ii) 2,000,000,000 class B ordinary shares of a par value of US$0.001 each (the “Class B Ordinary Shares”), by the creation of additional 17,100,000,000 Class A Ordinary Shares and 1,900,000,000 Class B Ordinary Shares, with immediate effect (the “Share Capital Increase”) and to authorize any director of the Company or the registered office provider of the Company to do all other acts and things as the board of directors of the Company (the “Board”) considers necessary or desirable in connection with the Share Capital Increase, including without limitation, notifying and attending to the necessary filings with the Registrar of Companies in the Cayman Islands.

On July 20, 2026, the board of directors approved (i) a share consolidation of the Company’s issued and unissued Class A ordinary shares and Class B ordinary shares at a ratio of 1-for-5 (the “Share Consolidation”), such that (a) every five (5) issued and unissued Class A ordinary shares of a par value of US$0.001 each was consolidated into one (1) Class A ordinary share of a par value of US$0.005 each, (b) every five (5) issued and unissued Class B ordinary shares of a par value of US$0.001 each was consolidated into one (1) Class B ordinary share of a par value of US$0.005 each, and (c) any fractional shares resulting from the Share Consolidation was rounded up to the nearest whole share. The Share Consolidation was effective on August 3, 2026. As a result, the Company’s authorized share capital was adjusted to US$20,000,000 divided into 4,000,000,000 ordinary shares of a par value of US$0.005 each, comprising 3,600,000,000 Class A ordinary shares with a par value of US$0.005 each and 400,000,000 Class B ordinary shares with a par value of US$0.005 each. The Company’s Class A ordinary shares began trading on a post-split basis on the Nasdaq Stock Market LLC on August 3, 2026, under the current symbol “TOP”. The new CUSIP number following the Share Consolidation is G989A6110.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended June 30, 2026 and 2025

2. Summary of Significant Accounting Policies

Basis of presentation and principle of consolidation

The interim unaudited condensed consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The unaudited condensed consolidated balance sheet as of June 30, 2026 and the unaudited condensed consolidated statements of operations and comprehensive (loss) income for the three months ended June 30, 2026 and 2025 have been prepared pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2026, which was filed with the SEC on July 7, 2026.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements for the year ended March 31, 2026. The results of operations for the three months ended June 30, 2026 and 2025 are not necessarily indicative of the results for the full years.

The unaudited condensed consolidated financial statements include the financial statements of the parent company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended June 30, 2026 and 2025

2. Summary of Significant Accounting Policies (Continued)

Receivables from broker-dealers and clearing organizations

Receivables arise from the business of dealing in futures or investment securities. Broker-dealers will require balances to be placed with them in order to cover the positions taken by its customers. Clearing organization receivables typically represent proceeds receivable on trades that have yet to settle and are usually collected within two days. The balance of receivables from broker-dealers and clearing organizations represents such receivables related to the Company’s customer trading activities and proprietary trading activities.

As of June 30, 2026 and March 31, 2026, receivables from broker-dealers and clearing organizations consisted of the following:

	As of
	June 30, 2026	March 31, 2026
Receivables from broker-dealers and clearing organizations for futures customer accounts	$13,433,403	$30,129,118
Receivables from broker-dealers and clearing organizations for securities customer accounts	3,324,414	1,972,832
Receivables from broker-dealers and clearing organizations for securities proprietary trading	3,553,016	433,904
	$20,310,833	$32,535,854

Receivables from customers

Receivables from customers include the trading solution services fees and other amounts due from customers once the transactions have been executed and completed. Receivables from customers are recorded net of allowance for expected credit losses. Revenues earned from the futures brokerage service are included in futures brokerage commission, and revenues earned from trading solution services are included in trading solution services income. The amounts receivable from customers that are determined by management to be uncollectible are recorded as expected credit losses in the unaudited condensed consolidated statements of operations. For the three months ended June 30, 2026 and 2025, the Company did not provide allowance for expected credit losses against receivables from customers.

Digital assets

For the three months ended June 30, 2026, the Company obtained USD Tether (“USDT”) from investors which subscribed for ordinary shares. As of June 30, 2026, digital assets are initially recorded at cost in the accompanying unaudited condensed consolidated balance sheets. Since USDT is redeemed at one USDT for one U.S. dollar on demand from the issuer, the fair value of USDT approximates its cost. Dollar. As of June 30, 2026, the Company held 2,339,179 tokens of USDT. For the three months ended June 30, 2026, the Company did not sell USDT or exchange USDT into other digital assets.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended June 30, 2026 and 2025

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

Futures brokerage commissions

The Company earns fees and commissions from futures brokerage services based on a fixed rate for each transaction, all of which are under the consolidated accounts where the customer information is not disclosed to the third-party brokers. When a customer executes a futures transaction through the Company’s platform, futures brokerage commission is recognized upon the completion of this transaction. Only a single performance obligation is identified for each futures trading transaction, and the performance obligation is satisfied on the trade date because that is when the underlying financial instrument is identified, the pricing of brokerage services is agreed upon and the promised services are delivered to customers. All of the Company’s revenues from contracts with customers are recognized at a point in time. The futures brokerage service cannot be cancelled once it has been executed and is not refundable, so returns and allowances are not applicable. Commissions are charged for each customer trade order executed and cleared by the third-party brokers. The Company recognizes revenue on a gross basis as the Company is determined to be the primary obligor in fulfilling the trade order initiated by the customer. The Company may offer volume rebate as a trading incentive to certain customers. The Company will review the customer’s transaction volume monthly and provide volume rebates on the commission charged to specific customers with large volume transactions. The volume rebate offered to such customers is accounted for as a variable consideration and determined based on the most-likely amount method, which is recognized as a reduction of revenues. For the three months ended June 30, 2026 and 2025, the Company did not offer volume rebates, as no customer achieved the transaction volume threshold required for eligibility.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended June 30, 2026 and 2025

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

Trading solution services fees

The Company provides trading solution services to customers (e.g. individuals, proprietary trading companies or brokerage companies) for their trading on derivatives, equity, CFD and other financial products, through both internally and externally developed proprietary investment management software. The Company’s trading solution provides a variety of functions suitable for front-end transaction executions to back-office settlement operations. The Company implements the initial installation of such software for each customer and provides hosting services for a period of time, generally two years, as agreed in the contracts. The initial installation is considered as a set-up activity, rather than a promised service to customers, which provides no incremental benefit to customers beyond permitting the access and use of the hosted application. The Company identifies a single performance obligation from its contracts with customers. The Company charges each customer a fixed amount of initial installation fee and the monthly service fee based on a fixed rate for each transaction executed on the platform with a minimum monthly fee required. The Company recognizes the trading solution services as satisfied over time.

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

For the three months ended June 30, 2026 and 2025, other revenues accounted for 34.8% and 2.3%, respectively, of total revenues from contracts with customers.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended June 30, 2026 and 2025

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition (continued)

Sources of revenue

The following table presents revenues from contracts with customers, in accordance with ASC Topic 606, by major source:

	For the Three Months Ended June 30,
	2026	2025
Futures brokerage commissions
Commission on futures broking earned from Hong Kong Exchange	$25,858	$64,225
Commission on futures broking from overseas Exchanges	138,343	574,321
	164,201	638,546
Virtual asset brokerage commissions	73,755	-
Trading solution service revenues	-	150,000
Other service revenues	374,315	30,571
	$612,271	$819,117

b)	Trading gains, interest income and other

Trading gains and losses, interest income from loan business and other interest income fall within the scope of ASC Topic 825, Financial Instruments, which is excluded from the scope of ASC Topic 606. Trading gains and losses mainly consist of realized and unrealized gains and losses from the (1) investment in OTC derivative business, (2) US common stocks, which are included in Securities owned, at fair value, and (3) foreign exchange forward purchased on the investment accounts in J. Safra Sarasin Bank. Regarding the investment in OTC derivative business, the Company subscribed for 50% of the structured note portfolio. According to the agreements among the Company and other holders of structured notes, company gains and losses mainly from (i) in the event the portfolio makes gains and declares distribution of dividends from the portfolio, the Company is entitled to 20% of dividends, (ii) in the event the portfolio suffers losses, the other 50% holders of structured notes shall bear the losses until the net assets of the portfolio reached 55% of total subscription amount, and (iii) in the event the net assets of portfolio is below 55% of subscription amount, the portfolio is terminated.

The Company launched the loan business in 2024. For the three months ended June 30, 2026 and 2025, the Company provided the loan business to third party customers. The business was approved by Hong Kong Licensing Court under the Money Lenders Ordinance. The Company disbursed loans to customers for a fixed period and charged interests from the customers. The principal and interest are repayable upon the maturity of the loans. Interest and other income primarily consist of interest earned on bank deposits.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended June 30, 2026 and 2025

2. Summary of Significant Accounting Policies (Continued)

(Loss) earnings per share

Basic (loss) earnings per ordinary share is computed by dividing net (loss) income attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) income attributable to ordinary shareholders by the sum of the weighted average number of ordinary share outstanding and of potential ordinary share (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted earnings per share. For the three months ended June 30, 2026 and 2025, the Company had no dilutive securities.

Translation of foreign currencies

The functional currency is the U.S. dollar for the Company’s Cayman Islands operations, Hong Kong dollar for Hong Kong subsidiaries’ operations, Australian dollar for the Australian subsidiary’s operation and Singapore dollar for Singapore subsidiaries’ operations. The Company’s reporting currency is the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated at year-end exchange rates, income statement accounts are translated at average rates of exchange for the year and equity is translated at historical exchange rates. Any translation gains or losses are recorded in other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in net (loss) income. The following table outlines the currency exchange rates that were used in creating the unaudited condensed consolidated financial statements in this report:

	As of
	June 30, 2026	March 31, 2026
HKD exchange rate for balance sheet items, except for equity accounts	7.8420	7.8400
AUD exchange rate for balance sheet items, except for equity accounts	1.4461	1.4588
SGD exchange rate for balance sheet items, except for equity accounts	1.2941	1.2893

	For the Three Months Ended June 30,
	2026	2025
HKD exchange rate for items in the statements of operations and comprehensive loss, and statements of cash flows	7.8347	7.8030
AUD exchange rate for items in the statements of operations and comprehensive loss, and statements of cash flows	1.4083	1.5605
SGD exchange rate for items in the statements of operations and comprehensive loss, and statements of cash flows	1.2795	1.3007

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended June 30, 2026 and 2025

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

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets included securities owned, at fair value.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. As of June 30, 2026 and for the three months ended June 30, 2026, foreign currency forward contracts were categorized in Level 2 of the fair value hierarchy.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

As of June 30, 2026 and March 31, 2026, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, restricted cash, receivables from broker-dealers and clearing organizations, receivables from customers, loans receivable, due from related parties, securities owned, at fair value, payables to both third party and related party customers, promissory note payable and other payables. In except for the securities owned, at fair value, the carrying amount of the financial instruments approximate their fair values because of the short-term nature of these instruments. Digital assets is classified as level 1 financial instrument as it has open market price. Since USDT is redeemed at one USDT for one U.S. dollar on demand from the issuer, the fair value of USDT approximates its cost. Securities owned, at fair value as of June 30, 2026 and March 31, 2026, mainly consist of common stock investments and are based upon quoted market price.

Significant risks and uncertainties

1) Credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates.

As of June 30, 2026, the Company’s cash and cash equivalents were held with banks located in Hong Kong, Singapore, and Australia. Each bank account in Hong Kong is insured by government authority with the maximum limit of HK$800,000. Each bank account in Singapore is insured by government authority with the maximum limit of SG$100,000. Each bank account in Australia is insured by government authority with the maximum limit of AU$250,000. As of June 30, 2026, approximately $8.7 million of the Company’s cash and cash equivalents exceeded these insured limits and was uninsured.

2) Concentration risk

For the three months ended June 30, 2026, 3 customers accounted for approximately 13%, 9% and 8% of the total revenue, respectively. For the three months ended June 30, 2025, 3 customer accounted for approximately 23%, 11% and 9% of total revenue.

For the three months ended June 30, 2026, 2 brokers accounted for 9% and 8% of the total commission expenses, respectively. For the three months ended June 30, 2025, 2 brokers accounted for approximately 64% and 4% of the total commission expenses.

As of June 30, 2026, the payable balance due to 3 customers accounted for approximately 10%, 9% and 8% of the total balance of payable to customers, respectively. As of March 31, 2026, the payable balance due to two customers accounted for approximately 53% and 14% of the total balance of payable to customers, respectively.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended June 30, 2026 and 2025

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

The Company does not believe the above-mentioned recently issued but not yet effective accounting standards, if currently adopted, would have a material impact on its consolidated financial position, statements of operations and comprehensive loss and cash flows.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended June 30, 2026 and 2025

3. Receivables from customers

As of June 30, 2026 and March 31, 2026, receivables from customers consisted of the following:

	As of
	June 30, 2026	March 31, 2026
Receivable due from trading solution services	$1,708,802	$3,377,114
Less: allowance for expected credit loss on receivables from customers	(1,708,802)	(1,708,802)
Receivables from customers, net	$-	$1,668,312

As of June 30, 2026 and March 31, 2026, the Company assessed the collection from the customers and recorded allowance for expected loss of $1,708,802 and $1,708,802 against receivables from customers, respectively. For the three months ended June 30, 2026 and 2025, the Company did not provide additional allowance for expected credit losses against accounts receivable.

4. Loans receivable

As of June 30, 2026 and March 31, 2026, loans receivable consisted of the following:

	As of
	June 30, 2026	March 31, 2026
Receivable due from customers holding US stocks or HK stocks (i)	$3,339,607	$1,096,030
Less: allowance for expected credit loss on receivable due from customers holding US stocks or HK stocks	(506,251)	(506,380)
Receivable due from customers holding US stocks or HK stocks, net	2,833,356	589,650
Loans receivable (ii)	78,349,045	11,162,121
Loan receivable, net	$81,182,401	$11,751,771

(i)	The balance due from customers holding US stocks or HK stocks represented the purchase price of stock exceeding the deposits paid by customers which traded these US stocks or HK stocks through the Company’s platform. The US stocks and HK stocks were under custodian of the Company, and the customers shall fully pay the balance to the Company before they sold these stocks. For the three months ended June 30, 2026 and 2025, the Company did not provide expected credit loss against the receivables due from these customers.

(ii)	The Company’s loan business is approved by Hong Kong Licensing Court under the Money Lenders Ordinance. The Company disbursed loans to customers for a fixed period and charged interests from the customers. The principal and interest are repayable upon the maturity of the loans. For the three months ended June 30, 2026 and 2025, the Company recognized interest income of $416,139 and $191,022 from the loan business. As of June 30, 2026, the loans receivables were comprised of principal of $78,537,345 and interest of $811,700, respectively. As of March 31, 2026, the loans receivables were comprised of principal of $10,713,159 and interest of $448,962, respectively.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended June 30, 2026 and 2025

5. Fixed assets, Net

As of June 30, 2026 and March 31, 2026, fixed assets consisted of the following:

	As of
	June 30, 2026	March 31, 2026
Investment properties	$255,113	$255,178
Office equipment	487,500	484,533
Leasehold improvement	464,883	465,002
Less: accumulated depreciation	(147,734)	(90,172)
Fixed assets, net	$1,059,762	$1,114,541

Depreciation expense was $57,646 and $7,472 for the three months ended June 30, 2026 and 2025, respectively.

6. Employee Benefits

All salaried employees of the Company in Hong Kong are enrolled in a Mandatory Provident Fund Scheme (“MPF scheme”) scheme under the Hong Kong Mandatory Provident Fund Schemes Ordinance, within two months of employment. The MPF scheme is a defined contribution retirement plan administered by an independent trustee. The Company makes regular contributions of 5% of the employee’s relevant income to the MPF scheme, subject to a maximum of $192 per month. Contributions to the plan vest immediately. The Company recorded MPF expense of $10,692 and $4,612 for the three months ended June 30, 2026 and 2025, respectively.

7. Fair Value

The following table presents information about the Company’s assets by major category measured at fair value on a recurring basis as of June 30, 2026 and March 31, 2026, and indicates the fair value hierarchy of the valuation technique utilized by the Company to determine such fair value. Assets measured at fair value on a recurring basis as of June 30, 2026 and March 31, 2026:

	As of June 30, 2026
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Securities owned, equities at fair value	$1,081,370	$1,081,370	$-	$-	$1,081,370
Digital assets	2,339,179	2,339,179	-	-	2,339,179
Foreign currency forward contracts	(67,882)	-	(67,882)	-	(67,882)
Total assets at fair value	$3,352,667	$3,420,549	$(67,882)	$-	$3,352,667

	As of March 31, 2026
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Securities owned, at fair value	$710,632	$710,632	$-	$-	$710,632
Foreign currency forward contracts	(400)	-	(400)	-	(400)
Total assets at fair value	$710,232	$710,632	$(400)	$-	$710,232

There was no transfer between any levels during the three months ended June 30, 2026 and 2025.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended June 30, 2026 and 2025

8. Operating lease

As of June 30, 2026, the Company had four non-cancelable operating lease agreements with third-party lessors, with lease terms ranging between two years and three years. The lease agreements mature from August 2026 through August 2028.  The Company considers the renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

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

The table below presents the operating lease related assets and liabilities recorded on the balance sheets.

	As of
	June 30, 2026	March 31, 2026
Rights of use lease assets	$1,386,066	$1,557,438

Operating lease liabilities	$1,415,554	$1,584,183

The weighted average remaining lease terms and discount rates for the above operating lease were as follows as of June 30, 2026 and March 31, 2026:

	As of
	June 30, 2026	March 31, 2026
Remaining lease term and discount rate
Weighted average remaining lease term (years)	2.09	2.32
Weighted average discount rate	5%	5%

During the three months ended June 30, 2026 and 2025, the Company incurred total operating lease expense of $188,230 and $34,517, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2026:

Nine months ending March 31, 2027	$554,823
Twelve months ending March 31, 2028	664,641
Twelve months ending March 31, 2029	210,643
Less: imputed interest	(14,553)
Present value of lease liabilities	$1,415,554

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended June 30, 2026 and 2025

9. Long-term investments

As of June 30, 2026 and March 31, 2026, long-term investments consisted of the following:

	As of
	June 30, 2026	March 31, 2026
Investment measured using the measurement alternative	$3,147,784	$3,147,784

For the three months ended June 30, 2026 and 2025, the Company did not make additional investments in investees.

The Company accounted for the investment in these privately held companies using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuers. These privately held companies just commenced their operations in the year of 2024 and incurred losses through June 30, 2026. For the three months ended June 30, 2026 and 2025, the Company did not record upward adjustments or downward adjustments on the investment. For the three months ended June 30, 2026 and 2025, the Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity investment, and did not provide impairment against investees.

In April 2025 and August 2024, the Company made investment in two installments of $100,000 and $500,000 as deposits in one existing cost-method investee with intension to increase its equity interest in the investee. In the three months ended June 30, 2026, the Company also made deposits of $800,800 in a new investee. As of June 30, 2026 and March 31, 2026, the Company recorded the $1,400,800 and $600,000 in the account of “Deposit for long-term investment” on the consolidated balance sheet, respectively.

10. Share-based compensation

Effective on May 31, 2022, the Company employed three non-executive directors. As part of compensation expenses, the Company agreed to issue ordinary shares to the three directors. On quarterly basis, each director would receive ordinary shares with a fair value of $5,000, and the number of ordinary shares is determined by the closing market price on issuance dates.

For the three months ended June 30, 2026 and 2025, the Company issued an aggregation of 3,605 and 2,315 ordinary shares, respectively, to the three directors, and recognized share-based compensation expenses of $15,000 and $15,006 in the account of “compensation and benefits” in the unaudited condensed consolidated statements of operations and comprehensive loss.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended June 30, 2026 and 2025

11. Equity

Ordinary shares

The Company’s authorized share capital is 4,000,000,000 ordinary shares, par value $0.005 per share, comprising 3,600,000,000 Class A ordinary shares with a par value of US$0.005 each and 400,000,000 Class B ordinary shares with a par value of US$0.005 each.

On August 1, 2019, the Company issued 50,000,000 ordinary shares, which issuance was considered as being part of the reorganization of the Company.

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

On May 27, 2026, the Company held an extraordinary general meeting of shareholders and approved  an increase of the Company’s authorized share capital from US$1,000,000 divided into 1,000,000,000 shares comprising of (i) 900,000,000 class A ordinary shares of a par value of US$0.001 each and (ii) 100,000,000 class B ordinary shares of a par value of US$0.001, to US$20,000,000.00 divided into 20,000,000,000 ordinary shares of a par value of US$0.001 each comprising (i) 18,000,000,000 class A ordinary shares of a par value of US$0.001 each (the “Class A Ordinary Shares”) and (ii) 2,000,000,000 class B ordinary shares of a par value of US$0.001 each (the “Class B Ordinary Shares”), by the creation of additional 17,100,000,000 Class A Ordinary Shares and 1,900,000,000 Class B Ordinary Shares, with immediate effect (the “Share Capital Increase”) and to authorize any director of the Company or the registered office provider of the Company to do all other acts and things as the board of directors of the Company (the “Board”) considers necessary or desirable in connection with the Share Capital Increase, including without limitation, notifying and attending to the necessary filings with the Registrar of Companies in the Cayman Islands.

On July 20, 2026, the board of directors approved (i) a share consolidation of the Company’s issued and unissued Class A ordinary shares and Class B ordinary shares at a ratio of 1-for-5 (the “Share Consolidation”), such that (a) every five (5) issued and unissued Class A ordinary shares of a par value of US$0.001 each was consolidated into one (1) Class A ordinary share of a par value of US$0.005 each, (b) every five (5) issued and unissued Class B ordinary shares of a par value of US$0.001 each was consolidated into one (1) Class B ordinary share of a par value of US$0.005 each, and (c) any fractional shares resulting from the Share Consolidation was rounded up to the nearest whole share. The Share Consolidation was effective on August 3, 2026. As a result, the Company’s authorized share capital was adjusted to US$20,000,000 divided into 4,000,000,000 ordinary shares of a par value of US$0.005 each, comprising 3,600,000,000 Class A ordinary shares with a par value of US$0.005 each and 400,000,000 Class B ordinary shares with a par value of US$0.005 each. The Company’s Class A ordinary shares began trading on a post-split basis on the Nasdaq Stock Market LLC on August 3, 2026, under the current symbol “TOP”. The new CUSIP number following the Share Consolidation is G989A6110. As of June 30, 2026 and March 31, 2026, the share number was retroactively adjusted to reflect the share consolidation.

For the three months ended June 30, 2026 and 2025, the Company issued an aggregation of 3,605 and 2,315 ordinary shares, respectively, to three non-executive directors as part of their compensation. See Note 10 for details.

On June 25, 2026, the Company issued an aggregation of 1,288,203 Class A ordinary shares pursuant to a private placement (giving effect to share consolidation at a ratio of 1-for-5 effected in August 2026). The Company raised gross proceeds of $2,940,000 from the equity financing. The Company did not incur offering costs in the private placement.

As of June 30, 2026 and March 31, 2026, the Company had 6,710,691 and 5,418,883 Class A Ordinary Shares issued and outstanding, respectively. As of June 30, 2026 and March 31, 2026, the Company had 2,000,000 and 2,000,000 Class B Ordinary Shares issued and outstanding.

12. Income Taxes

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three months ended June 30, 2026 and 2025, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets arising from net operating losses for the Company’s subsidiaries. The Company maintains a full valuation allowance on its net deferred tax assets arising from net operating losses as of June 30, 2026 and March 31, 2026.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

For the three months ended June 30, 2026 and 2025, the Company recorded income tax benefits of $273,229 and $nil, respectively.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended June 30, 2026 and 2025

13. Related Party Transaction and Balance

a. Nature of relationships with related parties

Name	Relationship with the Company
Ms. Junli Yang	The Chairwoman of the Board
Mr. Huaixi Yang	Immediate family member of Ms. Junli Yang, the Chairwoman of the Board.
Ms. Yung Yung Lo	Chief Financial Officer of the Company
Ms. Tam Hoi Ling, Jennifer	Chief Operating Officer of the Company
Ever Victory Limited	Wholly owned by Mr. Yuen Ka Fai, the Chief Executive Officer of the Company

b. Related parties transactions

		For the Three Months Ended June 30,
	Nature	2026	2025
Mr. Huaixi Yang	Gross commission income	$-	$30,622.94
Mr. Huaixi Yang	Handling income	$-	$25.50
Mr. Huaixi Yang	Interest income	$3,185	$17,570.72

c. Balance with related parties

		As of
		June 30,	March 31,
	Nature	2026	2026
Mr. Huaixi Yang	Due from related parties	$155,599	$155,639
Ever Victory Limited	Due from related parties	$76,926	$76,926
Mr. Huaixi Yang	Payable to customers – a related party	$6,358	$6,359
Ms. Junli Yang	Payable to customers – a related party	$2,157	$2,158
Ms. Tam Hoi Ling, Jennifer	Payable to customers – a related party	$53	$53

As of June 30, 2026 and March 31, 2026, the balance due from Mr. Huaixi Yang represented loans made to the related party as part of our loan business. The balance will be repaid upon maturity date.

As of June 30, 2026 and March 31, 2026, the balance due from Ever Victory Limited represented advances made to the related party to support its operations. The loan was interest-free and repayable on demand.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended June 30, 2026 and 2025

14. Regulatory Requirements

The following table illustrates the minimum regulatory capital as established by the Hong Kong Securities and Futures Commission that the Company’s subsidiaries were required to maintain as of June 30, 2026 and March 31, 2026, and the actual amounts of capital that were maintained.

Capital requirements as of June 30, 2026

	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
Zhong Yang Securities Limited	$382,555	$6,517,853	$6,135,297	1704%
Zhong Yang Capital Limited	382,555	702,627	$320,071	184%
Total	$765,110	$7,220,479	$6,455,369	1887%

Capital requirements as of March 31, 2026

	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
Zhong Yang Securities Limited	$382,653	$8,288,265	$7,905,612	2166%
Zhong Yang Capital Limited	382,653	698,087	$315,434	182%
Total	$765,306	$8,986,352	$8,221,046	2348%

15. Subsequent Events

On March 25, 2026, the Company entered into the Securities Purchase Agreement (the “Securities Purchase Agreement”), with certain non-U.S. investors (each a “Purchaser”) relating to the issuance and sale of 214,431,222 units (“Units”) of the Company, with each Unit consisting of (i) one Class A ordinary share of the Company, par value US$0.001 per share (“Class A Ordinary Share” and such shares, the “Shares”), and (ii) two warrants, each to purchase one Class A ordinary share of the Company (the “Warrants”), at a price per Unit of US$0.37308 (the “Offering”). Each Warrant entitles the holder thereof to purchase one Class A Ordinary Share at an exercise price per share equal to US$0.4477 (representing 120% of the per Unit purchase price), subject to adjustment upon share splits and share combination. The Warrants are exercisable immediately upon issuance and will expire on the third (3rd) anniversary of the date of issuance. The Warrants may be exercised on a cashless basis. The Class A Ordinary Shares issuable upon exercise of the Warrants are subject to a lock-up period of six (6) months from the date of exercise.

The private placement closed on July 9, 2026 and the Company issued 214,431,222 Class A Ordinary Shares and 428,862,444 Warrants. The Company received gross proceeds in the amount of $80,000,000 before deducting offering expenses. As of June 30, 2026, the Company received proceeds of $64,983,160 advanced from investors. The Company recorded the amount in the account of “subscription fees advanced from shareholders”.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended June 30, 2026 and 2025

15. Subsequent Events (Continued)

On July 19, 2026, the Company entered into Warrant Amendment Agreements (the “Amendment Agreements”) with holders of certain warrants (the “Warrants”) to purchase up to 428,862,444 Class A ordinary share of the Company, par value US$0.001 per share (“Class A Ordinary Share”), issued on July 9, 2026 pursuant to certain securities purchase agreements dated March 25, 2026, as supplemented on May 5, 2026 (the “Agreement”), by and between the Company and certain non-U.S. investors. Pursuant to the Amendment Agreements, the Warrants were amended by replacing section 3(c) thereof with the following:

“(c) Cashless Exercise. This Warrant may also be exercised, in whole or in part, at any time during the term of this Warrant, by means of a “cashless exercise” in which the Holder shall be entitled to receive a number of Warrant Shares equal to the quotient obtained by dividing [(A-B) (X)] by (A), where:

(A) = the closing price of the Class A Ordinary Shares (as reflected on Nasdaq.com) on the Trading Day immediately preceding the date of the applicable Notice of Exercise;

(B) = the Exercise Price of this Warrant, as adjusted hereunder; and

(X) = = the number of Warrant Shares that would be issuable upon exercise of this Warrant in accordance with the terms of this Warrant if such exercise were by means of a cash exercise rather than a cashless exercise.

If Warrant Shares are issued in a cashless exercise, the Company and Holder each acknowledge and agree that in accordance with Section 3(a)(9) of the Securities Act, the Warrant Shares shall take on the characteristics of the Warrants being exercised, and the holding period of the Warrant Shares being issued may be tacked on to the holding period of this Warrant. The Company agrees not to take any position contrary to this Section 2(c).”

On July 19, 2026, all holders of the Warrants exercised their Warrants in full pursuant to the cashless exercise provision thereof. On July 20, 2026, the Company issued 360,534,431 Class A Ordinary Shares (the “Warrant Shares”) as a result of the exercise of the Warrants, as amended.

On July 20, 2026, the board of directors approved (i) a share consolidation of the Company’s issued and unissued Class A ordinary shares and Class B ordinary shares at a ratio of 1-for-5 (the “Share Consolidation”), such that (a) every five (5) issued and unissued Class A ordinary shares of a par value of US$0.001 each was consolidated into one (1) Class A ordinary share of a par value of US$0.005 each, (b) every five (5) issued and unissued Class B ordinary shares of a par value of US$0.001 each was consolidated into one (1) Class B ordinary share of a par value of US$0.005 each, and (c) any fractional shares resulting from the Share Consolidation was rounded up to the nearest whole share. The Share Consolidation was effective on August 3, 2026. As a result, the Company’s authorized share capital was adjusted to US$20,000,000 divided into 4,000,000,000 ordinary shares of a par value of US$0.005 each, comprising 3,600,000,000 Class A ordinary shares with a par value of US$0.005 each and 400,000,000 Class B ordinary shares with a par value of US$0.005 each. The Company’s Class A ordinary shares began trading on a post-split basis on the Nasdaq Stock Market LLC on August 3, 2026, under the current symbol “TOP”. As of June 30, 2026 and March 31, 2026, the share number was retroactively adjusted to reflect the share consolidation.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in this report.

Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “believe”, “expect,” “anticipate,” “intend”, “plan”, “may,” “will”, “should,” “could”, “estimate,” or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. There can be no assurance that future developments will be those that have been anticipated. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Further, such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The risks are included in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the “Form 10-K”).

The forward-looking statements contained in this Form 10-Q speak only as of the date of this report. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, changed circumstances, or changes in expectations.

Overview

We, through our Operating Subsidiaries, are an online provider of securities and futures trading services founded in Hong Kong by a group of experienced professionals and talents. Our goal is to become the preferred trading platform for Asian investors worldwide. We enable our customers to trade on renowned stock and futures exchanges around the world, including the Chicago Mercantile Exchange (“CME”), Hong Kong Futures Exchange (“HKFE”), The New York Mercantile Exchange (“NYMEX”), The Chicago Board of Trade (“CBOT”), The Commodity Exchange (“COMEX”), Eurex Exchange (“EUREX”), ICE Clear Europe Limited (“ICEU”), Singapore Exchange (“SGX”), Australia Securities Exchange (“ASX”), Bursa Malaysia Derivatives Berhad (“BMD”), and Osaka Exchange (“OSE”). We create value for our customers by providing reliable trading platforms, a user-friendly web and app interface, and 24-hour seamless customer support. Our Operating Subsidiaries generate revenues primarily by charging commission fees on futures transactions at a flat rate for each futures transaction contract and trading solution services fees charged at a fixed rate per transaction with a minimum monthly fee. Currently our customers are mainly high volume and frequency trading institutional and individual investors. We launched over-the-counter (OTC) derivatives business and loan business in the three months ended June 30, 2024. While we terminated OTC derivative business in the year of 2025 due to liquidation of brokers of such business in Hong Kong market. For the three months ended June 30, 2026 and 2025, we earned income of US$0.4 million and US$0.2 million from loan business, respectively.

Our revenues were US$1.1 million and US$1.3 million for the three months ended June 30, 2026 and 2025, respectively. We, through our Operating Subsidiaries, generated net loss of US$0.1 million and net income of US$0.1 million for the three months ended June 30, 2026 and 2025. The net loss for the three months ended June 30, 2026 was primarily affected by a downsize in revenues as a result of the slow-down of the economy in Hong Kong. To mitigate the macroeconomic risks, our management acquired subsidiaries in Singapore and Australia to diversify our business. We expect that our expenditures on the subsidiaries will produce the Company with ideal returns in the future.

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

Recent Developments

On March 25, 2026, we entered into the Securities Purchase Agreement (the “Securities Purchase Agreement”), with certain non-U.S. investors (each a “Purchaser”) relating to the issuance and sale of 214,431,222 units (“Units”), with each Unit consisting of (i) one Class A ordinary share, par value US$0.001 per share (“Class A Ordinary Share” and such shares, the “Shares”), and (ii) two warrants, each to purchase one Class A ordinary share (the “Warrants”), at a price per Unit of US$0.37308 (the “Offering”). On May 5, 2026, we entered into Supplement No. 1 (the “Supplement”) to the Securities Purchase Agreement. The private placement closed on July 9, 2026 and the Company issued 214,431,222 Class A Ordinary Shares and Warrants to purchase up to 428,862,444 Class A Ordinary Shares. The Company received gross proceeds in the amount of $80 million before deducting offering expenses. As of June 30, 2026, the Company received proceeds of $65.0 million advanced from investors. As of June 30, 2026, the Company recorded the amount in the account of “subscription fees advanced from shareholders”.

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

On June 19, 2026, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (each, a “Purchaser”), pursuant to which we agreed to issue and sell to the Purchasers an aggregate of 1,288,203 Class A ordinary shares (giving effect to share consolidation at a ratio of 1-for-5 effected in August 2026), par value US$0.001 per share (the “Class A Ordinary Shares”), at a purchase price of US$2.2823 per share (giving effect to share consolidation at a ratio of 1-for-5 effected in August 2026), in a registered direct offering (the “Offering”), for aggregate gross proceeds of approximately US$2.9 million before deducting estimated offering expenses.

On July 19, 2026, the Company entered into Warrant Amendment Agreements (the “Amendment Agreements”) with holders of certain warrants (the “Warrants”) to purchase up to 428,862,444 Class A ordinary share of the Company, par value US$0.001 per share (“Class A Ordinary Share”), issued on July 9, 2026 pursuant to certain securities purchase agreements dated March 25, 2026, as supplemented on May 5, 2026 (the “Agreement”), by and between the Company and certain non-U.S. investors. On July 20, 2026, the Company issued 360,534,431 Class A Ordinary Shares (the “Warrant Shares”) as a result of the exercise of the Warrants, as amended.

On July 20, 2026, the board of directors approved (i) a share consolidation of the Company’s issued and unissued Class A ordinary shares and Class B ordinary shares at a ratio of 1-for-5 (the “Share Consolidation”), such that (a) every five (5) issued and unissued Class A ordinary shares of a par value of US$0.001 each was consolidated into one (1) Class A ordinary share of a par value of US$0.005 each, (b) every five (5) issued and unissued Class B ordinary shares of a par value of US$0.001 each was consolidated into one (1) Class B ordinary share of a par value of US$0.005 each, and (c) any fractional shares resulting from the Share Consolidation was rounded up to the nearest whole share. The Share Consolidation was effective on August 3, 2026. As a result, the Company’s authorized share capital was adjusted to US$20,000,000 divided into 4,000,000,000 ordinary shares of a par value of US$0.005 each, comprising 3,600,000,000 Class A ordinary shares with a par value of US$0.005 each and 400,000,000 Class B ordinary shares with a par value of US$0.005 each. The Company’s Class A ordinary shares began trading on a post-split basis on the Nasdaq Stock Market LLC on August 3, 2026, under the current symbol “TOP”. The new CUSIP number following the Share Consolidation is G989A6110. As of June 30, 2026 and March 31, 2026, the share number was retroactively adjusted to reflect the share consolidation.

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

Our ability to retain existing customers and attract new customers in a cost-effective manner

We consider customer churn rate to be an important indicator of our attractiveness to customers. Our total registered customer number increased from 355 as of March 31, 2025 to 711 as of March 31, 2026, and further increased to 734 as of June 30, 2026. In the three months ended June 30, 2025, we had 153 revenue-generating accounts in total, including 54 accounts for futures trading, 94 accounts for securities trading and 5 accounts for trading solution services. In the three months ended June 30, 2026, we had 1,153 revenue-generating accounts in total, including 53 accounts for futures trading, 1,100 accounts for securities trading and 0 accounts for trading solution services.

Our top five customers accounted for 39% and 51% of our total revenues for the three months ended June 30, 2026 and 2025, respectively. Our customers are mainly sourced by referral through our shareholders’ expansive and expanding social and professional networks of high-net-worth individuals. Currently, we have not incurred significant spending on marketing activities. To expand our business, we aim to diversify our customer base by attracting smaller retail customers who we can charge higher commission rates. We expect to incur expenses in our promotional efforts through different online and offline media channels to increase the number of customer accounts, which can potentially lead to trading volume and revenues.

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

Key Components of Results of Operations

Revenues

Our revenues consist of commissions, trading solution services and other service revenues, trading gains, interest income and others. The following table sets forth the breakdown of our total revenues, both in absolute amount and as a percentage of our total revenues, for the years indicated:

	For the three months ended June 30,
	2026		2025
	US$	%	US$	%
Futures brokerage commissions	164,201	15.3	638,546	47.9
Virtual asset brokerage commissions	73,755	6.9	-	-
Trading solution service revenues	-	-	150,000	11.2
Interest income from loan business	416,139	38.6	237,049	17.8
Other service revenues	374,315	34.8	30,571	2.3
Trading (losses) gains	(124,571)	(11.6)	179,295	13.4
Interest income and other	172,861	16.0	97,932	7.4
Total revenues	1,076,700	100.0	1,333,393	100.0

Futures brokerage commissions

Futures brokerage commissions represent commission income on futures broking that are charged at a fixed rate for each transaction our customers executed through our online trading platforms, all of which are under the consolidated accounts where the customer information is not disclosed to the third-party brokers. We receive commissions from customers and pay the execution and clearing fees to our clearing brokers. The fixed rates applied to the customers vary depending on the type of customer, the type of transaction, the trading method, and the trade volume from the particular customer. Commissions from futures broking make up for most of our revenues, at 15.3% and 47.9% of the total revenues for the three months ended June 30, 2026 and 2025, respectively.

Virtual asset brokerage commissions

Virtual asset brokerage commissions represent commission income on virtual asset conversion from/into US dollar that are charged at a fixed rate for each transaction our customers executed through our online trading platforms, all of which are under the consolidated accounts where the customer information is not disclosed to the third-party broker. We receive commissions from customers. The virtual asset brokerage service cannot be cancelled once it has been executed and is not refundable, so returns and allowances are not applicable. Commissions are charged for each customer trade order executed. Commissions from virtual asset broking make up for most of our revenues at 6.9% of the total revenues for the three months ended June 30, 2026.

Trading solution services fees

Commencing in the year of 2021, we provided trading solution services to customers (including individuals, proprietary trading companies or brokerage companies) for their trading on derivatives, equity, CFD and financial products, through our internally developed proprietary investment management software. We provide a variety of functions suitable for front-end transaction executions and back-office settlement operations. We charge each customer a fixed amount of initial installation fee and the monthly service fee based on a fixed rate per transaction executed on the platform with a minimum monthly fee. Trading solution services fees accounted for nil and 11.2%, respectively, of total revenues during the three months ended June 30, 2026 and 2025.

Interest income from loan business

For the year ended March 31, 2024, we launched the loan business to third party customers. The business was approved by the Hong Kong Licensing Court under the Money Lenders Ordinance. The Company disbursed loans to customers for a fixed period and charged interests from the customers. The principal and interest are repayable upon the maturity of the loans. We recognized interest income using straight-line method over loan period. For the three months ended June 30, 2026 and 2025, we recognized interest income of US$0.4 million and US$0.2 million from loan business, accounting for 38.6% and 17.8% of total revenues, respectively.

Other service revenues

Other service revenues represent the revenues generated from rendering other financial services including securities brokerage, consulting services, and currency exchange services. We generally receive subscription fees calculated with reference to the amount subscribed by our clients of the structured products. For the three months ended June 30, 2026 and 2025, other service revenues accounted for 34.8% and 2.3% of total revenues, respectively.

For options trading, we have the capacity to offer options trading services and they are available to our clients. However, there was no revenue generated from options trading services for the relevant periods.

Trading (losses) gains

We began proprietary trading in US stocks since March 2020, and trading in HK stocks since January 2021. The trading (losses) gains mainly consist of realized and unrealized gains and losses from investment in US stocks, which are included in Securities owned, at fair value. Trading loss make up for negative 11.6% of total revenues for the three months ended June 30, 2026. Trading gains made up for 13.4% of total revenues for the three months ended June 30, 2025.

Interest income and others

During the three months ended June 30, 2026, the interest income was comprised of interest income of $0.2 million charged on our customer who traded HK & US stocks, interest income earned on deposits maintained with brokerage institutions, and interest income earned on bank deposits, including term deposits.

During the three months ended June 30, 2025, the interest income was comprised of interest income of $0.1 million charged on our clients who traded US stocks, and interests earned on bank deposits.

Expenses

The following table sets forth our operating cost and expenses, both in absolute amount and as a percentage of total revenues, for the years indicated:

	For the three months ended June 30,
	2026		2025
	US$	%	US$	%
Commission expenses	173,222	16.1	442,210	33.2
Compensation and benefits	571,097	53.0	434,006	32.5
Communications and technology	80,651	7.5	116,491	8.7
Occupancy	424,487	39.4	25,636	1.9
Travel and business development	13,587	1.3	3,163	0.2
Professional fees	87,409	8.1	47,258	3.5
Other administrative expenses	113,201	10.5	178,637	13.4
Total expenses	1,463,654	135.9	1,247,401	93.4

Commission expenses

Commission expenses represent the fees we paid to our broker partners, when we place a client order to an exchange market through these partners. We expect that our commission expenses will increase in absolute amount as we expand our brokerage business and offer more products from securities and futures exchanges around the world. We place orders through broker partners except for orders to the Hong Kong Stock Exchange. Commission expenses accounted for 16.1% and 33.2% of our revenues for the three months ended June 30, 2026 and 2025, respectively.

Compensation and benefits

Compensation and benefits represent the salaries, performance based discretionary bonuses and contribution to retirement fund, and share-based compensation expenses to non-executive directors. Compensation and benefits expenses accounted for 53.0% and 32.5% of our revenues for the three months ended June 30, 2026 and 2025, respectively.

Communications and technology

Communications and technology expenses represent fees we paid for the use of third party electronic trading systems, including an online stock trading system, an online futures trading system, and another futures trading system that was a one-time incidental cost pursuant to a customer’s special request, as well as the outsourced trading solution support services. Communications and technology expenses accounted for 7.5% and 8.7% of our revenues for the three months ended June 30, 2026 and 2025, respectively.

Occupancy

Occupancy expenses are the rental expenses we paid for our office premises, which accounted for around 39.4% and 1.9% of our revenues for the three months ended June 30, 2026 and 2025, respectively.

Travel and business development, Professional fees and Other administrative expenses

Travel and business development expenses include overseas and local travelling, and the entertainment expenses. Professional fees are mainly the service fees for auditing, consulting, legal, and other professional services which are needed during the ordinary course of our business operation. Other administrative expenses primarily consist of fees paid to the Stock Exchange of Hong Kong and Chicago Mercantile Exchange, business entertainment expenses, exchange difference, depreciation expense, finance costs and other miscellaneous expenses such as utilities. In the three months ended June 30, 2025, we also recorded the one-off expenses we compensated for the losses incurred by our OTC derivatives customers. All of these expenses accounted for 19.9% and 17.1% of our revenues for the three months ended June 30, 2026 and 2025, respectively.

Taxation

Cayman Islands and British Virgin Islands

Under the current laws of the Cayman Islands and British Virgin Islands, we are not subject to tax on income or capital gains. Neither Cayman Islands nor British Virgin Islands withholding tax will be imposed upon payments of dividends to our shareholders.

Hong Kong

ZYSL, ZYCL and Winrich are incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. for the three months ended June 30, 2026 and 2025, Hong Kong profits tax is calculated in accordance with the two-tiered profits tax rates regime. The applicable tax rate for the first HKD 2 million of assessable profits is 8.25% and assessable profits above HKD 2 million will continue to be subject to the rate of 16.5% for corporations in Hong Kong, effective from the year of assessment 2018/2019. Before that, the applicable tax rate was 16.5% for corporations in Hong Kong. Under Hong Kong tax laws, ZYSL, ZYCL and Winrich are exempted from income tax on its foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

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

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the three months ended June 30, 2026 and 2025 as indicated. This information should be read together with our consolidated financial statements and related notes included elsewhere in this prospectus. The operating results in any period are not necessarily indicative of the results that may be expected for any future trends.

	For the Three Months Ended June 30,
	2026	2025
Revenues
Futures brokerage commissions	$164,201	$638,546
Virtual asset brokerage commissions	73,755	-
Trading solution service revenues	-	150,000
Interest income from loan business	416,139	237,049
Other service revenues	374,315	30,571
Trading (losses) gains	(124,571)	179,295
Interest income and other	172,861	97,932
Total revenues	1,076,700	1,333,393

Expenses
Commission expenses	173,222	442,210
Compensation and benefits	571,097	434,006
Communications and technology	80,651	116,491
Occupancy	424,487	25,636
Travel and business development	13,587	3,163
Professional fees	87,409	47,258
Other administrative expenses	113,201	178,637
Total expenses	1,463,654	1,247,401

(Loss) income before income taxes	(386,954)	85,992
Income tax benefits	273,229	-
Net (loss) income	(113,725)	85,992

Revenues

Total revenues decreased by 19.3% from US$1.3 million in three months ended June 30, 2025 to US$1.1 million in the three months ended June 30, 2026. The decrease was mainly driven by a decrease of US$0.5 million in futures brokerage commission, a decrease of US$0.2 million in trading solution service revenues and a change of US$0.3 million from trading gains to trading losses, partially offset by an increase of US$0.2 million in loan interest and an increase of US$0.3 million in other service revenues.

Futures brokerage commissions – Futures brokerage commissions decreased by US$0.4 million, or 74.3% from US$0.6 million for the three months ended June 30, 2025 to US$0.2 million for the three months ended June 30, 2026. The decrease in futures brokerage commissions was caused by a decrease in futures contract volume on our platform from 0.39 million contracts for the three months ended June 30, 2025 to 0.12 million contracts for the three months ended June 30, 2026. This decrease was partially offset by an increase in the average commission rate per trade, which rose from US$2.76 for the three months ended June 30, 2025 to US$2.85 for the same period in 2026.

Virtual asset brokerage commissions – Virtual asset brokerage commissions was US$0.1 million and US$nil for the three months ended June 30, 2026 and 2025, respectively. The increase in virtual asset brokerage commission was primarily because we just launched the business in the six months ended March 31, 2026.

Trading solution services fees – Trading solution service fees decreased by 100.0% from US$0.2 million for the three months ended June 30, 2025 to US$nil for the three months ended June 30, 2026. The decrease was mainly because of decreased service demand from our customers due to underperforming condition in Hong Kong stock market. For the three months ended June 30, 2026 and 2025, the Company generated revenues of US$nil and US$0.2 million, respectively, from provision of trading solution services to 0 and 5 customers.

Other service revenues – Other service revenues increased by US$0.3 million in the three months ended June 30, 2026, as compared with that for the same period of 2025. The increase was primarily caused by an increase of securities brokerage of US$0.3 million.

Interest income from loan business – We launched loan business in the year of 2024. We recognized interest income from loan business, using straight-line method. For the three months ended June 30, 2026 and 2025, we recognized interest income of US$0.4 million and US$0.2 million from loan business, respectively. The increase in interest income is due to increase in outstanding weighted average loan balance during the year of 2026.

Trading (loss) gains – Trading gains were firstly recognized as proprietary trading business started in March 2020. We had trading losses of US$0.1 million for the three months ended June 30, 2026 as compared to trading gains of US$0.2 million in the three months ended June 30, 2025, which was mainly driven by the fluctuating market condition of the US stock market.

Interest income and others – Interest income and others increased from US$0.1 million in the three months ended June 30, 2025 to US$0.2 million in the three months ended June 30, 2026. The increase was attributable to an increase in cash balance.

Expenses

Commission expenses – Commission expenses decreased from US$0.4 million for the three months ended June 30, 2025 to US$0.2 million for the three months ended June 30, 2026. The decrease in commission expenses was in line with the decrease in commission income for the three months ended June 30, 2026 and 2025.

Compensation and benefits – Compensation and benefits increased by 31.6% from US$0.4 million in the three months ended June 30, 2025 to US$0.6 million in the three months ended June 30, 2026, which was mainly caused by increase of headcount as we employed more staff in our Australia and Singapore offices.

Occupancy – Occupancy expenses increased by US$0.4 million from US$25,636 in the three months ended June 30, 2025 to US$0.4 million in the three months ended June 30, 2026. The increase was primarily because we relocated to a new office with higher rental fees.

Other administrative expenses – Other administrative expenses decreased by 36.6% from US$0.2 million in the three months ended June 30, 2025 to US$0.1 million in the three months ended June 30, 2026. The decrease was primarily because we adopted costing saving policy in the Company.

(Loss) income before income taxes

We had a loss before income taxes of US$0.4 million and an income before income taxes US$0.1 million in the three months ended June 30, 2026 and 2025, respectively. Our operating margin was negative 35.9% and 6.4% in the three months ended June 30, 2026 and 2025, respectively.

Income tax benefits

We had income tax benefits of US$0.3 million and US$nil for the three months ended June 30, 2026 and 2025, respectively. The increase in income tax benefits was primarily due to an increase in the onshore profit generated by ZYSL in the three months ended June 30, 2026.

Net (loss) income

As a result of the foregoing, we reported net loss of US$0.1 million and net income of US$0.1 million for the three months ended June 30, 2026 and 2025, respectively.

Discussion of Certain Balance Sheet Items

The following table sets forth selected information from our consolidated balance sheets as of June 30, 2026 and March 31, 2026. This information should be read together with our consolidated financial statements and related notes included elsewhere in this prospectus.

	As of
	June 30, 2026	March 31, 2026
	(unaudited)
Assets
Cash and cash equivalents	$10,407,367	$12,989,922
Restricted cash	34,860,027	18,715,497
Digital assets	2,339,179	-
Receivables from broker-dealers and clearing organizations	20,310,833	32,535,854
Receivables from customers	-	1,668,312
Loans receivable, net	81,182,401	11,751,771
Due from a related party	232,525	232,565
Securities owned, at fair value	1,081,370	710,632
Fixed assets, net	1,059,762	1,114,541
Intangible assets, net	63,759	63,776
Goodwill	26,187	26,187
Right-of-use assets	1,386,066	1,557,438
Long-term investments	3,147,784	3,147,784
Deposit for long-term investment	1,400,800	600,000
Other assets	865,631	899,299
Deferred tax assets	43,507	43,365
Total assets	$158,407,198	$86,056,943

Liabilities and shareholders’ equity
Payable to customers	$53,815,624	$48,850,774
Payable to customers – a related party	8,568	8,570
Contract liabilities	-	53,255
Income tax payable	105,402	149,778
Promissory notes payable	637,592	637,755
Accrued expenses and other liabilities	442,666	527,484
Lease liabilities	1,415,554	1,584,183
Subscription fees advanced from shareholders	64,983,160	-
Total liabilities	121,408,566	51,811,799

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

The total balance of cash, cash equivalents and restricted cash increased from US$31.7 million as of March 31, 2026 to US$45.3 million as of June 30, 2026, primarily as a result of net cash of US$6.5 million provided by operating activities and net cash of US$7.3 million provided by investing activities.

Loans receivable

As of June 30, 2026 and March 31, 2026, loans receivable consisted for the following:

	As of
	June 30, 2026	March 31, 2026
Receivable due from customers holding US stocks or HK stocks (i)	$3,339,607	$1,096,030
Less: allowance for expected credit loss on receivable due from customers holding US stocks or HK stocks	(506,251)	(506,380)
Receivable due from customers holding US stocks or HK stocks, net	2,833,356	589,650
Loans receivable (ii)	78,349,045	11,162,121
Loan receivable, net	$81,182,401	$11,751,771

(i)	The balance due from customers holding US stocks or HK stocks represented the purchase price of stock exceeding the deposits paid by customers which traded these US stocks or HK stocks through our platform. The US stocks and HK stocks were under custodian of us, and the customers shall fully pay the balance to us before they sold these stocks. For the three months ended June 30, 2026 and 2025, we did not provide expected credit loss against the receivables due from these customers.

(ii)

Our loan business is approved by Hong Kong Licensing Court under the Money Lenders Ordinance. We disbursed loans to customers for a fixed period and charged interests from the customers. The principal and interest are repayable upon the maturity of the loans. For the three months ended June 30, 2026 and 2025, we recognized interest income of US$0.4 million and US$0.2 million from the loan business. As of June 30, 2026, the loans receivables were comprised of principal of US$77.5 million and interest of US$0.8 million, respectively. As of March 31, 2026, the loans receivables were comprised of principal of US$10.7 million and interest of US$0.4 million, respectively.

Receivables from customers

Receivables from customers include the trading solution services fees due from customers once the transactions have been executed and completed. As compared with the balance as of March 31, 2026, the receivables due from trading solution services decreased by 100% to US$nil as of June 30, 2026. The decrease in the balance as of June 30, 2026 was due to collection from customers.

Receivables from broker-dealers and clearing organizations

Receivables from broker-dealers and clearing organizations arise from the business of dealing in futures or investment securities. Broker-dealers will require balances to be placed with them in order to cover the positions taken by its customers, which are repayable on demand subsequent to settlement date. Clearing house receivables typically represent proceeds receivable on trades that have yet to settle and are usually collected within two days. Generally, our receivables from broker-dealers and clearing organizations change daily depending on various factors, including the trading volume in net buy/sell transactions, futures contracts, long/short position and frequency of transactions on each specific day. Our receivables from broker-dealers and clearing organizations decreased by 38% from US$32.5 million as of March 31, 2026 to US$20.3 million as of June 30, 2026, mainly due to such daily fluctuations.

Securities owned, at fair value

Securities owned, at fair value, mainly represented investments in both US stocks, all of which are on S&P500 index, and in HK stocks.

Payables to customers

Payables to customers represent payables related to the Company’s customer trading activities, which include the cash deposits received by the Company as requested by third party broker-dealers to place with them in order to cover the positions taken by its customers, clearing house payables due on pending trades and payable on demand, as well as the bank balances held on behalf of customers. Our payables to customers change daily depending on various factors, including the trading volume, net buy/sell transactions, futures contracts, long/short position and frequency of transactions on each specific day. The balances as of June 30, 26 increased by US$5.0 million from US$48.9 million as of March 31, 2026, which was primarily due to higher customer futures margin requirements and trading volume, with a secondary contribution from a notable rise in securities trading activities during the year.

Liquidity and Capital Resources.

As of June 30, 2026, we had US$45.3 million in cash, cash equivalents and restricted cash, of which US$37.3 million was held in U.S. dollars and the rest was held in Hong Kong dollars and other currencies. Our cash, cash equivalents and restricted cash primarily consist of general bank balances and segregated clients’ bank account balances.

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

Company	Type of regulated activities governed by the HKSFC	Minimum amount of paid-up capital	Required liquid capital
ZYSL	Type 1 and 2	$5,279,265	$382,555 or	(i)
ZYCL	Type 4, 5 and 9	$637,592	$382,555 or	(i)

(i)	for company licensed for any regulated activities other than Type 3 regulated activities, its variable required liquid capital, which means 5% of the aggregate of (a) its adjusted liabilities, (b) the aggregate of the initial margin requirements in respect of outstanding futures contracts and outstanding options contracts held by it on behalf of its clients, and (c) the aggregate of the amounts of margin required to be deposited in respect of outstanding futures contracts and outstanding options contracts held by it on behalf of its clients, to the extent that such contracts are not subject to the requirement of payment of initial margin requirements.

As of June 30, 2026 and March 31, 2026, all of our operating subsidiaries were in compliance with their respective regulatory capital requirements.

Cash Flows

	For the Three Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$6,034,786	$7,138,236
Net cash provided by (used in) investing activities	7,817,069	(229,766)
Net increase in cash, cash equivalents and restricted cash	13,851,855	6,908,470
Cash, cash equivalents and restricted cash, beginning of period	31,705,419	15,174,936
Effect of exchange rates on cash, cash equivalents and restricted cash	(289,880)	(32,138)
Cash, cash equivalents and restricted cash, end of period	$45,267,394	$22,051,268

Operating activities

Net cash provided by operating activities for the three months ended June 30, 2026 was US$6.0 million, as compared to the net loss of US$0.1 million. The difference was primarily attributable to changes in operating assets and liabilities including (i) an increase of US$12.3 million in loans receivables due from third party customers we expanded our loan business in the three months ended June 30, 2026, (ii) a decrease of US$12.2 million in receivables from broker-dealers and clearing organizations, and (iii) an increase of US$5.0 million in payables to customers due to an increase in futures accounts.

Net cash provided by operating activities for the three months ended June 30, 2025 was US$7.1 million, as compared to the net income of US$0.1 million. The difference was primarily attributable to changes in operating assets and liabilities including (i) an increase of US$1.1 million in loans receivables due from third party customers, (ii) an increase of US$0.2 million in receivables from broker-dealers and clearing organizations, and (iii) an increase of US$8.9 million in payables to customers due to an increase in futures accounts.

Investing activities

Net cash provided by investing activities for the three months ended June 30, 2026 was US$7.8 million, which was comprised of proceeds of US$6.6 million from sales of digital assets and collection of loans of US$2.2 million from third party customers, partially offset by purchase of securities of US$0.2 million and deposit of long-term investment of US$0.8 million.

Net cash used in investing activities for the three months ended June 30, 2025 was US$0.2 million, which was comprised of disbursed loans of US$2.5 million and US$1.0 million to related party customers and third parties to customers, respectively, partially offset by collection of loans of US$3.7 million from third party customers.

Financing activities

We did not report cash flow provided by or used in financing activities for the three months ended June 30, 2026 and 2025.

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

Inflation

Inflation in Hong Kong has not materially affected our results of operations in recent years. According to the Census and Statistics Department of Hong Kong, the year-over-year percent changes in the consumer price index was an increase of 1.7% and 1.4% for fiscal three months ended June 30, 2026 and 2025, respectively. Although we have not been affected by inflation in the past, we may be affected if Hong Kong and any other jurisdiction where we operate in the future experience higher rates of inflation in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

Substantially all of our revenues and expenses are denominated in U.S. dollars and Hong Kong dollars and our expenses are denominated in U.S. dollars, Hong Kong dollars and Euro. We have not used any derivative financial instruments to hedge exposure to such risk. Financial instruments held for proprietary trading are denominated in Hong Kong dollars, U.S. dollars and EURO. Although in general our exposure to foreign exchange risks should be limited, the value of your investment in our Class A Ordinary Shares will be affected by the exchange rate between the U.S. dollar and Hong Kong dollar as well as between U.S. dollar and EURO because a substantial portion of our operating costs and expenses is effectively denominated in EURO, while our Class A Ordinary Shares will be traded in U.S. dollars. We may seek to reduce the currency risk by entering into foreign currency instruments. We did not have any currency hedging instruments as of June 30, 2026 and March 31, 2026, however management monitors movements in exchange rates closely.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2026. Based on that evaluation, and in light of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective. As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the “Form 10-K”), the material weaknesses identified relate to (i) our lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our consolidated financial statements and related disclosures, and (ii) our lack of formal policies and procedures for the current expected credit loss (“CECL”) process, including insufficient estimation and review processes, inadequate support for key assumptions and documentation, and deficiencies in quantitative factor adjustments. These material weaknesses have not been remediated as of June 30, 2026. Notwithstanding the identified material weaknesses, management believes that the unaudited condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP. We are implementing, and will continue to implement, measures to remediate the material weaknesses, including: (i) engaging an experienced financial consultant to work closely with our internal finance team in preparing our financial statements and related disclosures in accordance with U.S. GAAP; (ii) additional U.S. GAAP training for our Chief Financial Officer through self-study and webinar courses, together with periodic review of major accounting literature updates; (iii) conducting regular and continuous U.S. GAAP training programs and webinars for our financial reporting and accounting personnel; and (iv) improving our financial oversight function for handling complex accounting issues under U.S. GAAP. We cannot assure you that these measures will fully remediate the material weaknesses, and we may identify additional material weaknesses or significant deficiencies in the future.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

We are currently not a party to any material legal or administrative proceedings, and we are not aware of any events that are likely to lead to any such proceedings. We may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business.

Item 1A - Risk Factors

“Part I, Item 1A - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 includes a discussion of significant factors known to us that could materially adversely affect our business, financial condition, or results of operations. There have been no material changes from the risk factors described in the Form 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, the Company did not issue or sell any equity securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The 1,288,203 Class A ordinary shares (giving effect to share consolidation at a ratio of 1-for-5 effected in August 2026) issued in the Company’s June 2026 registered direct offering were sold pursuant to the Company’s effective shelf registration statement on Form F-3 (File No. 333-273066) and the related prospectus supplement, and accordingly were registered under the Securities Act.

Subsequent to June 30, 2026, on July 9, 2026, the Company completed the closing of the private placement contemplated by the Securities Purchase Agreement, dated March 25, 2026, with certain non-U.S. investors, pursuant to which the Company issued 214,431,222 Class A Ordinary Shares and warrants to purchase up to 428,862,444 Class A Ordinary Shares (in each case prior to giving effect to the share consolidation at a ratio of 1-for-5 effected in August 2026), for aggregate gross proceeds of US$80,000,000. These securities were issued and sold outside the United States to non-U.S. persons in offshore transactions in reliance upon the exemption from registration provided by Regulation S under the Securities Act. For additional information, see Note 15 (Subsequent Events) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

During the fiscal quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6 - Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Memorandum and Articles of Association of the Company, effective May 27, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 6-K furnished to the SEC on May 28, 2026).
4.1	Form of Warrant to Purchase Class A Ordinary Shares (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 6-K furnished to the SEC on March 26, 2026).
10.1	Securities Purchase Agreement, dated as of March 25, 2026, by and among the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 6-K furnished to the SEC on March 26, 2026).
10.2	Supplement No. 1 to Securities Purchase Agreement, dated as of May 5, 2026 (incorporated by reference to Exhibit 10.1 to the 6-K furnished May 12, 2026).
10.3	Form of Securities Purchase Agreement, dated as of June 19, 2026, by and among the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 6-K furnished to the SEC on June 20, 2026).
31.1*	Section 302 Certification by Chief Executive Officer
31.2*	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
32.1**	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
101.INS**	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith

**	Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2026 and 2025, (ii) Condensed Consolidated Balance Sheets as of June 30, 2026 and March 31, 2026, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended June 30, 2026 and 2025 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOP FINANCIAL GROUP LIMITED

Dated: August 17, 2026	By.	/s/ Ka Fai Yuen
Ka Fai Yuen
Chief Executive Officer (Principal Executive Officer)

Dated: August 17, 2026	By.	/s/ Yung Yung Lo
Yung Yung Lo
Chief Financial Officer (Principal Financial and Accounting Officer)