Form 10-Q
period 2026-09-30
TOP Financial Group Ltd
filed 2026-10-28
CIK 1848275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 001-41407

TOP FINANCIAL GROUP LIMITED

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

4201 Main Street, Suite 200, Houston, Texas	77002
(Address of principal executive offices)	(Zip code)

+1 (832) 680-5068

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares, par value $0.005 per share	TOP	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

As of October 28, 2026, the registrant had 121,706,506 Class A Ordinary Shares and 2,000,000 Class B Ordinary Shares, par value $0.005 per share, outstanding.

EXPLANATORY NOTE

TOP Financial Group Limited (the “Company”) is a “foreign private issuer” as defined in Rule 3b-4 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although the Company qualifies as a foreign private issuer and is therefore eligible to report on the forms and under the rules available to foreign private issuers (including Forms 20-F and 6-K), the Company has elected to file this Quarterly Report on Form 10-Q, and otherwise to report, under the forms and rules applicable to domestic U.S. registrants. The Company is making this filing voluntarily; nothing in this Quarterly Report on Form 10-Q is intended to, or shall be deemed to, constitute a determination that the Company has ceased to qualify as a foreign private issuer. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Except as otherwise indicated, share and per share amounts in this Quarterly Report on Form 10-Q give retroactive effect to the 1-for-5 share consolidation of the Company’s Class A ordinary shares and Class B ordinary shares that became effective on August 3, 2026 (the “Share Consolidation”).

i

Part I - Financial Information

Item 1 - Consolidated Financial Statements

TOP Financial Group Limited

Condensed Consolidated Balance Sheets

(Expressed in U.S. Dollars, except for the number of shares)

	As of
	September 30, 2026	March 31, 2026
	(unaudited)
Assets
Cash and cash equivalents	$8,898,412	$12,989,922
Restricted cash	24,974,880	18,715,497
Digital assets	619,593	-
Receivables from broker-dealers and clearing organizations	25,654,395	32,535,854
Receivables from customers	-	1,668,312
Prepayment	2,430,149	-
Loans receivable, net	99,713,465	11,751,771
Due from a related party	234,158	232,565
Securities owned, at fair value	1,278,392	710,632
Fixed assets, net	1,007,162	1,114,541
Intangible assets, net	63,721	63,776
Goodwill	26,187	26,187
Right-of-use assets	1,242,855	1,557,438
Long-term investments	3,147,784	3,147,784
Deposit for long-term investment	1,400,800	600,000
Other assets	823,366	899,299
Deferred tax assets	43,531	43,365
Total assets	$171,558,850	$86,056,943

Liabilities and shareholders’ equity
Payable to customers	$49,429,462	$48,850,774
Payable to customers – a related party	9,418	8,570
Contract liabilities	2,477,889	53,255
Income tax payable	105,339	149,778
Promissory notes payable	637,211	637,755
Accrued expenses and other liabilities	312,882	527,484
Lease liabilities	1,273,825	1,584,183
Total liabilities	54,246,026	51,811,799

Commitments and contingencies

Shareholders’ Equity
Class A Ordinary shares (par value $0.005 per share, 3,600,000,000 shares authorized; 121,705,513 and 5,418,883 shares issued and outstanding at September 30, 2026 and March 31, 2026, respectively)*	608,528	27,096
Class B Ordinary shares (par value $0.005 per share, 400,000,000 shares authorized; 2,000,000 shares issued and outstanding at September 30, 2026 and March 31, 2026, respectively)*	10,000	10,000
Additional paid-in capital	111,311,816	29,036,288
Retained earnings	4,734,471	4,573,642
Accumulated other comprehensive income	347,129	296,688
Total shareholders’ equity attributable to TOP Financial Group’s Shareholders	117,011,944	33,943,714
Non-controlling interest	300,880	301,430
Total shareholders’ equity	117,312,824	34,245,144
Total liabilities and shareholders’ equity	$171,558,850	$86,056,943

*	The share information is presented on a retroactive basis to reflect the share consolidation at a ratio of 1-for-5 effected on August 3, 2026 (Note 1).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOP Financial Group Limited

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
Revenues
AI services	$222,111	$-	$222,111	$-
Futures brokerage commissions	138,687	630,497	302,888	1,269,043
Virtual asset commissions	27,922	-	101,677	-
Trading solution service revenues	-	110,000	-	260,000
Interest income from loan business	1,386,377	237,670	1,802,516	474,719
Other service revenues	318,903	115,508	693,218	146,079
Trading gains (losses)	66,091	331,608	(58,480)	510,903
Interest income and other	49,875	110,259	222,736	208,191
Total revenues	2,209,966	1,535,542	3,286,666	2,868,935

Expenses
Cost of AI services	207,451	-	207,451	-
Commission expenses	154,308	458,157	327,530	900,367
Compensation and benefits	693,472	623,490	1,264,569	1,057,496
Communications and technology	94,910	121,908	175,561	238,399
Occupancy	237,251	47,653	661,738	73,289
Travel and business development	17,100	9,519	30,687	12,682
Professional fees	347,419	54,070	434,828	101,328
Other administrative expenses	183,709	116,197	296,910	294,834
Total expenses	1,935,620	1,430,994	3,399,274	2,678,395

Income (loss) before income taxes	274,346	104,548	(112,608)	190,540
Income tax (expenses) benefits	(83)		273,146	-
Net income	274,263	104,548	160,538	190,540
Less: Net loss attributable to non-controlling shareholders	1	-	(291)	-
Net income attributable to TOP Financial Group Limited’s shareholders	$274,262	$104,548	$160,829	$190,540

Net income	$274,263	$104,548	$160,538	$190,540
Other comprehensive income (loss)
Foreign currency translation adjustment	137,969	5,356	50,182	(137,311)
Total comprehensive income	$412,232	$109,904	$210,720	$53,229
Less: Total comprehensive loss attributable to non-controlling shareholders	(181)	-	(550)	-
Total comprehensive income attributable to TOP Financial Group Limited’s shareholders	$412,413	$109,904	$211,270	$53,229

Earnings per share:
Basic and diluted*	$0.00	$0.01	$0.00	$0.03

Weighted average number of ordinary shares outstanding:
Basic and diluted*	103,834,673	7,413,615	55,927,179	7,412,393

*	The share information is presented on a retroactive basis to reflect the share consolidation at a ratio of 1-for-5 effected on August 3, 2026 (Note 1).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOP Financial Group Limited

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in U.S. dollar, except for the number of shares)

For the Three and Six Months Ended September 30, 2025

							Accumulated
							Other
	Class A		Class B		Additional		Comprehensive	Non-
	Ordinary Shares		Ordinary Shares		Paid-in	Retained	Income	controlling
	Shares*	Amount	Shares*	Amount	Capital	Earnings	(Loss)	Interest	Total
Balance as of March 31, 2025	7,408,895	$37,046	-	$-	$28,976,144	$5,744,465	$127,649	$-	$34,885,304
Share-based compensation	2,315	12	-	-	14,994	-	-	-	15,006
Net income	-	-	-	-	-	85,992	-	-	85,992
Foreign currency translation adjustment	-	-	-	-	-		(142,667)	-	(142,667)
Balance as of June 30, 2025	7,411,210	$37,058	-	$-	$28,991,138	$5,830,457	$(15,018)	$-	$34,843,635
Share-based compensation	2,431	12	-	-	183	-	-	-	195
Net income	-	-	-	-	-	104,548	-	-	104,548
Foreign currency translation adjustment	-	-	-	-	-		5,356	-	5,356
Balance as of September 30, 2025	7,413,641	$37,070	-	$-	$28,991,321	$5,935,005	$(9,662)	$-	$34,953,734

*	The share information is presented on a retroactive basis to reflect the share consolidation at a ratio of 1-for-5 effected on August 3, 2026 (Note 1).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOP Financial Group Limited

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in U.S. dollar, except for the number of shares)

For the Three and Six Months Ended September 30, 2026

							Accumulated
							Other
	Class A		Class B		Additional		Comprehensive	Non-
	Ordinary Shares		Ordinary Shares		Paid-in	Retained	Income	controlling
	Shares*	Amount	Shares*	Amount	Capital	Earnings	(Loss)	Interest	Total
Balance as of March 31, 2026	5,418,883	$27,096	2,000,000	$10,000	$29,036,288	$4,573,642	$296,688	$301,430	$34,245,144
Share-based compensation	3,605	18	-	-	14,982	-	-	-	15,000
Issuance of Class A ordinary shares pursuant to a private placement	1,288,203	6,441	-	-	2,933,559	-	-	-	2,940,000
Net loss	-	-	-	-	-	(113,433)	-	(292)	(113,725)
Foreign currency translation adjustment	-	-	-	-	-		(87,710)	(77)	(87,787)
Balance as of June 30, 2026	6,710,691	$33,555	2,000,000	$10,000	$31,984,829	$4,460,209	$208,978	$301,061	$36,998,632
Share-based compensation	1,641	8	-	-	14,992	-	-	-	15,000
Issuance of Class A ordinary shares pursuant to a private placement	42,886,244	214,431	-	-	79,672,529	-	-	-	79,886,960
Issuance of ordinary shares to settle warrants	72,106,886	360,534	-	-	(360,534)	-	-	-	-
Issuance of ordinary shares due to roundup of fractional shares in share consolidation	51	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	274,262	-	1	274,263
Foreign currency translation adjustment	-	-	-	-	-	-	138,151	(182)	137,969
Balance as of September 30, 2026	121,705,513	$608,528	2,000,000	$10,000	$111,311,816	$4,734,471	$347,129	$300,880	$117,312,824

*	The share information is presented on a retroactive basis to reflect the share consolidation at a ratio of 1-for-5 effected on August 3, 2026 (Note 1).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOP Financial Group Limited

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollar)

	For the Six Months Ended September 30,
	2026	2025
Net income	$160,538	$190,540
Adjusted to reconcile net income to cash (used in) provided by operating activities:
Depreciation	116,505	8,140
Amortization of right-of-use assets	341,315	80,716
Loss from disposal of property and equipment	-	4,470
Share-based compensation	30,000	15,195
Interest income from loan business	(1,476,183)	(353,075)
Unrealized gain from available-for-sale investments	-	(17,891)
Share of equity loss	-	1,178
Deferred tax benefits	(204)	-
Changes in operating assets and liabilities:
Receivables from broker-dealers and clearing organizations	6,860,979	(8,600,929)
Receivables from customers	1,668,180	(260,000)
Loans receivable, net	(9,950,766)	4,037,308
Securities owned, at fair value	(193,631)	(116,546)
Prepayment	(2,430,149)	-
Due from a related party	(1,732)	(121,644)
Other assets	76,752	(561,765)
Payable to customers	621,329	17,315,677
Payable to customers – a related party	856	-
Contract liabilities	2,424,634	-
Income tax payable	(44,357)	-
Accrued expenses and other liabilities	(253,190)	(218,556)
Lease liabilities	(337,087)	(74,341)
Net cash (used in) provided by operating activities	$(2,386,211)	$11,328,477

Cash flows from investing activities:
Purchases of fixed assets	(9,929)	(704)
Proceeds from sales of property	-	140,000
Purchases of securities owned	(188,000)	(256,420)
Deposits for long-term investment	(800,800)	(100,000)
Acquisition of a subsidiary	-	(64,105)
Cash collected from acquisition of a subsidiary	-	475
Proceeds from sales of digital assets	8,384,438	-
Loans made to customers holding US or HK stocks	(4,884,215)	(55,912)
Repayments received on loans to a third party	2,175,000	-
Loans made to a related party	-	(2,500,000)
Net cash provided by (used in) investing activities	4,676,494	(2,836,666)

Effect of exchange rates on cash, cash equivalents and restricted cash	(122,410)	(94,272)

Net increase in cash, cash equivalents and restricted cash	2,167,873	8,397,539
Cash, cash equivalents and restricted cash, beginning of period	31,705,419	15,174,936
Cash, cash equivalents and restricted cash, end of period	$33,873,292	$23,572,475
Non-cash operating, investing and financing activities
Right of use assets obtained in exchange for operating lease obligations	$95,458	$-
Net proceeds in the form of USDT from issuance of ordinary shares pursuant to a private placement	$82,826,960	$-
Loans advanced to customers in the form of USDT	$76,856,725	$-
Loans collected from customers in the form of USDT	$1,090,578	$-
Interest received from customers in the form of USDT	$264,800	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes, net of refunds	$-	$-

Reconciliation of cash, cash equivalents and restricted cash to the unaudited condensed consolidated balance sheets

	As of
	September 30, 2026	March 31, 2026
Cash and cash equivalents	$8,898,412	$12,989,922
Restricted cash	24,974,880	18,715,497
Total cash, cash equivalents and restricted cash	$33,873,292	$31,705,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended September 30, 2026 and 2025

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

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended September 30, 2026 and 2025

1. Organization and Description of Business (Continued)

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

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended September 30, 2026 and 2025

1. Organization and Description of Business (Continued)

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

On June 11, 2026, the Company setup TOP US Limited (“TOP US”) incorporated under the laws of the British Virgin Islands. On July 2, 2026 and July 13, 2026, the Company, through TOP US, setup two wholly owned subsidiaries, namely TOP Global Inc. and TOP AI, Inc. Both subsidiaries of which were incorporated under the laws of the United States.

On July 20, 2026, the board of directors approved (i) a share consolidation of the Company’s issued and unissued Class A ordinary shares and Class B ordinary shares at a ratio of 1-for-5 (the “Share Consolidation”), as a result, the Company’s authorized share capital was adjusted to US$20,000,000 divided into 4,000,000,000 ordinary shares of a par value of US$0.005 each, comprising 3,600,000,000 Class A ordinary shares with a par value of US$0.005 each and 400,000,000 Class B ordinary shares with a par value of US$0.005 each. The Company’s Class A ordinary shares began trading on a post-split basis on the Nasdaq Stock Market LLC on August 3, 2026.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended September 30, 2026 and 2025

2. Summary of Significant Accounting Policies

Basis of presentation and principle of consolidation

The interim unaudited condensed consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The unaudited condensed consolidated balance sheet as of September 30, 2026 and the unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended September 30, 2026 and 2025 have been prepared pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2026, which was filed with the SEC on July 7, 2026.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements for the year ended March 31, 2026. The results of operations for the three and six months ended September 30, 2026 and 2025 are not necessarily indicative of the results for the full years.

The unaudited condensed consolidated financial statements include the financial statements of the parent company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Prior year reclassification

Certain items in the financial statements of the comparative period have been reclassified to conform to the financial statements for the current period. The reclassification has no impact on the total assets, liabilities and shareholders’ equity as of September 30, 2026 and March 31, 2026.

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

For the three and six months ended September 30, 2026 and 2025

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

As of September 30, 2026 and March 31, 2026, receivables from broker-dealers and clearing organizations consisted of the following:

	As of
	September 30, 2026	March 31, 2026
Receivables from broker-dealers and clearing organizations for futures customer accounts	$18,879,067	$30,129,118
Receivables from broker-dealers and clearing organizations for securities customer accounts	3,124,750	1,972,832
Receivables from broker-dealers and clearing organizations for securities proprietary trading	3,650,578	433,904
	$25,654,395	$32,535,854

Receivables from customers

Receivables from customers include the trading solution services fees and other amounts due from customers once the transactions have been executed and completed. Receivables from customers are recorded net of allowance for expected credit losses. Revenues earned from the futures brokerage service are included in futures brokerage commission, and revenues earned from trading solution services are included in trading solution services income. The amounts receivable from customers that are determined by management to be uncollectible are recorded as expected credit losses in the unaudited condensed consolidated statements of operations. For the three and six months ended September 30, 2026 and 2025, the Company did not provide allowance for expected credit losses against receivables from customers.

Digital assets

For the three and six months ended September 30, 2026, the Company obtained USD Tether (“USDT”) from investors which subscribed for ordinary shares. As of September 30, 2026, digital assets are initially recorded at cost in the accompanying unaudited condensed consolidated balance sheets. Since USDT is redeemed at one USDT for one U.S. dollar on demand from the issuer, the fair value of USDT approximates its cost. As of September 30, 2026, the Company held 619,593 tokens of USDT. For the three and six months ended September 30, 2026, the Company did not exchange USDT into other digital assets.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended September 30, 2026 and 2025

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

a) Revenue from Contracts with Customers

ASC 606, Revenue from Contracts with Customers (“ASC 606”) establishes principles for reporting information about the nature, amount, timing and uncertainty of revenues and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenues to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. In accordance with ASC 606, revenues are recognized when the Company satisfies the performance obligations by delivering the promised services to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

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

AI services

In August 2026, the Company launched a new business which is to provide customers with access to artificial intelligence (“AI”) models via Application Programming Interfaces (“APIs”), specializing in investment research automation, Know Your Customer (KYC) onboarding, compliance processing, quantitative deep reinforcement learning (DRL) strategy execution, and Know Your Transaction (KYT) on-chain fund-flow tracking. The Company identifies one performance obligation in the contract with customers, which is to provide continuous access to AI models. The Company recognized itself as principal in delivery the AI services because the Company is primarily responsible for establishing its Al models, fine-tuning workflows, setting performance standards, and delivering technical support. The Company has full discretion in establishing API usage prices and bears service availability, SLA compliance, and technical support risks regarding API model delivery.

The transaction fee is calculated on the basis of consumption in AI models. The Company does not identify variable transaction price, financing components or payable to customers. The revenues is recognized over period. The Company adopted “right to invoice” practical expedient under ASC 606-10-55-18, and recognized revenues in an amount to which the entity has a right to invoice.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended September 30, 2026 and 2025

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition (continued)

Futures brokerage commissions

The Company earns fees and commissions from futures brokerage services based on a fixed rate for each transaction, all of which are under the consolidated accounts where the customer information is not disclosed to the third-party brokers. When a customer executes a futures transaction through the Company’s platform, futures brokerage commission is recognized upon the completion of this transaction. Only a single performance obligation is identified for each futures trading transaction, and the performance obligation is satisfied on the trade date because that is when the underlying financial instrument is identified, the pricing of brokerage services is agreed upon and the promised services are delivered to customers. All of the Company’s revenues from contracts with customers are recognized at a point in time. The futures brokerage service cannot be cancelled once it has been executed and is not refundable, so returns and allowances are not applicable. Commissions are charged for each customer trade order executed and cleared by the third-party brokers. The Company recognizes revenue on a gross basis as the Company is determined to be the primary obligor in fulfilling the trade order initiated by the customer. The Company may offer volume rebate as a trading incentive to certain customers. The Company will review the customer’s transaction volume monthly and provide volume rebates on the commission charged to specific customers with large volume transactions. The volume rebate offered to such customers is accounted for as a variable consideration and determined based on the most-likely amount method, which is recognized as a reduction of revenues. For the three and six months ended September 30, 2026 and 2025, the Company did not offer volume rebates, as no customer achieved the transaction volume threshold required for eligibility.

Virtual asset brokerage commissions

The Company earns commissions from virtual asset brokerage services, calculated at a fixed rate multiplied by transaction amount for each transaction, all of which are under the consolidated accounts where the customer information is not disclosed to the third-party broker. When a customer converts virtual assets to US dollars in the account through the Company’s platform, virtual asset brokerage commission is recognized upon the completion of this transaction. Only a single performance obligation is identified for each virtual asset conversion transaction, and the performance obligation is satisfied on the trade date because that is when the underlying US dollar is identified, the pricing of brokerage services is agreed upon and the promised services are delivered to customers. All of the Company’s revenues from contracts with customers are recognized at a point in time. The virtual asset brokerage service cannot be cancelled once it has been executed and is not refundable, so returns and allowances are not applicable. Commissions are charged for each customer trade order executed. The Company recognizes revenue on a gross basis as the Company is determined to be the primary obligor in fulfilling the trade order initiated by the customer. The Company did not offer volume rebate to customers.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended September 30, 2026 and 2025

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

For the three months ended September 30, 2026 and 2025, other revenues accounted for 14.4% and 7.5%, respectively, of total revenues from contracts with customers. For the six months ended September 30, 2026 and 2025, other revenues accounted for 21.1% and 5.1%, respectively, of total revenues from contracts with customers.

Contract balances

The Company classifies its right to consideration in exchange for services transferred to a customer as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional as compared to a contract asset which is a right to consideration that is conditional upon factors other than the passage of time. The Company recognizes accounts receivable in its condensed consolidated balance sheets when it performs a service in advance of receiving consideration and it has the unconditional right to receive consideration. A contract asset is recorded when the Company has transferred services to the customer before payment is received or is due, and the Company’s right to consideration is conditional on future performance or other factors in the contract. As of September 30, 2026 and March 31, 2026, the Company did not record contract assets.

Contract liabilities are recognized if the Company receives consideration prior to satisfying the performance obligations, which include customer advances and deferred revenue under operation service arrangements. As of September 30, 2026 and March 31, 2026, the Company had customer advances of $2,477,889 for AI services and $53,255 for loan business, respectively. Customer advances of $53,255 as of March 31, 2026 were recognized as interest income in the six months ended September 30, 2026. The Company expects to recognize the customer advances of $2,477,889 in the twelve months ending September 30, 2027.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended September 30, 2026 and 2025

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition (continued)

Sources of revenue

The following table presents revenues from contracts with customers, in accordance with ASC Topic 606, by major source:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
Futures brokerage commissions
Commission on futures broking earned from Hong Kong Exchange	$26,616	$57,201	$52,474	$121,426
Commission on futures broking from overseas Exchanges	112,071	573,296	250,414	1,147,617
	138,687	630,497	302,888	1,269,043
AI services	222,111	-	222,111	-
Virtual asset brokerage commissions	27,922	-	101,677	-
Trading solution service revenues	-	110,000	-	260,000
Other service revenues	318,903	115,508	693,218	146,079
	$707,623	$856,005	$1,319,894	$1,675,122

b)	Trading gains, interest income and other

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

For the three and six months ended September 30, 2026 and 2025, the Company provided the loan business to third party customers. The business was approved by Hong Kong Licensing Court under the Money Lenders Ordinance. The Company disbursed loans to customers to support securities trading for a fixed period and charged interests from the customers. The principal and interest are repayable upon the maturity of the loans. Interest and other income primarily consist of interest earned from margin calls.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended September 30, 2026 and 2025

2. Summary of Significant Accounting Policies (Continued)

Earnings per share

Basic earnings per ordinary share is computed by dividing net income attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to ordinary shareholders by the sum of the weighted average number of ordinary share outstanding and of potential ordinary share (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted earnings per share. For the three and six months ended September 30, 2026 and 2025, the Company had no dilutive securities.

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

	As of
	September 30, 2026	March 31, 2026
HKD spot rate	7.8467	7.8400
AUD spot rate	1.4384	1.4588
SGD spot rate	1.2772	1.2893

	For the Six Months Ended September 30,
	September 30, 2026	March 31, 2026
HKD average rate	7.8385	7.8119
AUD average rate	1.4122	1.5442
SGD average rate	1.2798	1.2921

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended September 30, 2026 and 2025

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

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets included digital assets and securities owned, at fair value.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. Foreign currency forward contracts, which were included in other assets on the balance sheet, were categorized in Level 2 of the fair value hierarchy.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

As of September 30, 2026 and March 31, 2026, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, restricted cash, digital assets, receivables from broker-dealers and clearing organizations, receivables from customers, loans receivable, due from related parties, securities owned, at fair value, payables to both third party and related party customers, promissory note payable and other payables. In except for the digital assets and securities owned, at fair value, the carrying amount of the financial instruments approximate their fair values because of the short-term nature of these instruments. Digital assets is classified as level 1 financial instrument as it has open market price. Since USDT is redeemed at one USDT for one U.S. dollar on demand from the issuer, the fair value of USDT approximates its cost. Securities owned, at fair value as of September 30, 2026 and March 31, 2026, mainly consist of common stock investments and are based upon quoted market price.

Significant risks and uncertainties

1) Credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates.

As of September 30, 2026, the Company’s cash and cash equivalents were held with banks located in the United States, Hong Kong, Singapore, and Australia. Each bank account in the United States is insured by government authority with the maximum limit of US$250,000. Each bank account in Hong Kong is insured by government authority with the maximum limit of HK$800,000. Each Singapore dollar bank account in Singapore is insured by government authority with the maximum limit of S$100,000, while foreign currency deposits and investment products are not insured. Each bank account in Australia is insured by government authority with the maximum limit of AU$250,000. As of September 30, 2026, approximately $7.3 million of the Company’s cash and cash equivalents exceeded these insured limits and was uninsured.

2) Concentration risk

For the three months ended September 30, 2026, three customers accounted for approximately 17%, 11% and 10% of the total revenue. For the three months ended September 30, 2025, three customers accounted for approximately 15%, 11% and 7% of total revenue. For the six months ended September 30, 2026, two customers accounted for approximately 14% and 11% of the total revenue, respectively. For the six months ended September 30, 2025, two customers accounted for approximately 17% and 14% of the total revenue.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended September 30, 2026 and 2025

2. Summary of Significant Accounting Policies (Continued)

Significant risks and uncertainties (cont.)

2) Concentration risk (cont.)

For the three months ended September 30, 2026, two brokers accounted for 49% and 27% of the total commission expenses. For the three months ended September 30, 2025, two brokers accounted for approximately 88% and 8% of the total commission expenses. For the six months ended September 30, 2026, two brokers accounted for 54% and 26% of the total commission expenses. For the six months ended September 30, 2025, two brokers accounted for 91% and 7% of the total commission expenses.

As of September 30, 2026, the payable balance due to two customers accounted for approximately 41% and 17% of the total balance of payable to customers. As of March 31, 2026, the payable balance due to two customers accounted for approximately 53% and 14% of the total balance of payable to customers.

Recent Accounting Pronouncements

On December 17, 2025, the FASB issued ASU 2025-12, which is to correct, clarify, and otherwise improve U.S. GAAP. ASU 2025-12 includes 33 improvements that span a wide range of topics, including Clarifying diluted earnings per share (EPS) calculation when a loss from continuing operations exists, Clarifying disclosure requirements for lease receivables from sales-type or direct financing leases, Revising the calculation of the reference amount for beneficial interests to prevent double counting credit losses, Clarifying the permissible methods to account for treasury stock retirements, and Clarifying the guidance for transfers of receivables from contracts with customers. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in this Update in an interim period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. An entity may elect to early adopt the amendments on an issue-by-issue basis. For example, an entity may decide to early adopt certain amendments and adopt the remaining amendments at the effective date. An entity should apply the amendments in this Update (except for the amendments to Topic 260, Earnings Per Share, related to Issue 4) using one of the following transition methods: (i) Prospectively to all transactions recognized on or after the date that the entity first applies the amendments, or (ii) Retrospectively to the beginning of the earliest comparative period presented. An entity should adjust the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) as of the beginning of the earliest comparative period presented. The Company does not expect the adoption to have a material impact.

On December 8, 2025, the FASB issued ASU 2025-11, which is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.” The ASU also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” For public business entities, the amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. For all other entities, the amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted for all entities. The Company does not expect the adoption to have a material impact.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended September 30, 2026 and 2025

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (cont.)

In January 2025, the FASB issued ASU 2025-01, “Income Statement – Comprehensive Income – Expense Disaggregation Disclosure (Subtopic 220-40): Clarifying the Effective Date.” This pronouncement revises the effective date of ASU 2024-03 and clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Entities within the ASU’s scope are permitted to early adopt the accounting standard update. The Company does not expect the adoption to have a material impact.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. This guidance will be applied either prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of these standards will have on the Company.

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

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended September 30, 2026 and 2025

3. Receivables from customers

As of September 30, 2026 and March 31, 2026, receivables from customers consisted of the following:

	As of
	September 30, 2026	March 31, 2026
Receivable due from trading solution services	$1,708,802	$3,377,114
Less: allowance for expected credit loss on receivables from customers	(1,708,802)	(1,708,802)
Receivables from customers, net	$-	$1,668,312

As of September 30, 2026 and March 31, 2026, the Company assessed the collection from the customers and recorded allowance for expected loss of $1,708,802 and $1,708,802 against receivables from customers, respectively. For the three and six months ended September 30, 2026 and 2025, the Company did not provide additional allowance for expected credit losses against accounts receivable.

4. Loans receivable

As of September 30, 2026 and March 31, 2026, loans receivable consisted of the following:

	As of
	September 30, 2026	March 31, 2026
Receivable due from customers holding US stocks or HK stocks (i)	$5,973,984	$1,096,030
Less: allowance for expected credit loss on receivable due from customers holding US stocks or HK stocks	(505,948)	(506,380)
Receivable due from customers holding US stocks or HK stocks, net	5,468,036	589,650
Loans receivable (ii)	94,245,429	11,162,121
Loan receivable, net	$99,713,465	$11,751,771

(i)	The balance due from customers holding US stocks or HK stocks represented the purchase price of stock exceeding the deposits paid by customers which traded these US stocks or HK stocks through the Company’s platform. The US stocks and HK stocks were under custodian of the Company, and the customers shall fully pay the balance to the Company before they sold these stocks. For the three and six months ended September 30, 2026 and 2025, the Company did not provide expected credit loss against the receivables due from these customers.

(ii)	The Company’s loan business is approved by Hong Kong Licensing Court under the Money Lenders Ordinance. The Company disbursed loans to customers for a fixed period and charged interests from the customers. The principal and interest are repayable upon the maturity of the loans. For the three months ended September 30, 2026 and 2025, the Company recognized interest income of $1,386,377 and $237,670 from the loan business. For the six months ended September 30, 2026 and 2025, the Company recognized interest income of $1,802,516 and $474,719 from the loan business. As of September 30, 2026, the loans receivables were comprised of principal of $92,441,725 and interest of $1,803,704, respectively. As of March 31, 2026, the loans receivables were comprised of principal of $10,713,159 and interest of $448,962, respectively.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended September 30, 2026 and 2025

5. Fixed assets, Net

As of September 30, 2026 and March 31, 2026, fixed assets consisted of the following:

	As of
	September 30, 2026	March 31, 2026
Investment properties	$254,960	$255,178
Office equipment	491,795	484,533
Leasehold improvement	464,605	465,002
Less: accumulated depreciation	(204,198)	(90,172)
Fixed assets, net	$1,007,162	$1,114,541

Depreciation expense was $58,859 and $668 for the three ended September 30, 2026 and 2025, respectively. Depreciation expense was $116,505 and $8,140 for the six months ended September 30, 2026 and 2025, respectively.

6. Employee Benefits

All salaried employees of the Company in Hong Kong are enrolled in a Mandatory Provident Fund Scheme (“MPF scheme”) scheme under the Hong Kong Mandatory Provident Fund Schemes Ordinance, within two months of employment. The MPF scheme is a defined contribution retirement plan administered by an independent trustee. The Company makes regular contributions of 5% of the employee’s relevant income to the MPF scheme, subject to a maximum of $192 per month. Contributions to the plan vest immediately. The Company recorded MPF expense of $10,515 and $6,555 for the three months ended September 30, 2026 and 2025, respectively. The Company recorded MPF expense of $21,207 and $11,167 for the six months ended September 30, 2026 and 2025, respectively.

7. Fair Value

The following table presents information about the Company’s assets by major category measured at fair value on a recurring basis as of September 30, 2026 and March 31, 2026, and indicates the fair value hierarchy of the valuation technique utilized by the Company to determine such fair value. Assets measured at fair value on a recurring basis as of September 30, 2026 and March 31, 2026:

	As of September 30, 2026
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Securities owned, equities at fair value	$1,278,392	$1,278,392	$-	$-	$1,278,392
Digital assets	619,593	619,593	-	-	619,593
Foreign currency forward contracts	(100,075)	-	(100,075)	-	(100,075)
Total assets at fair value	$1,797,910	$1,897,985	$(100,075)	$-	$1,797,910

	As of March 31, 2026
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Securities owned, equities at fair value	$710,632	$710,632	$-	$-	$710,632
Foreign currency forward contracts	(400)	-	(400)	-	(400)
Total assets at fair value	$710,232	$710,632	$(400)	$-	$710,232

There was no transfer between any levels during the three and six months ended September 30, 2026 and 2025.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended September 30, 2026 and 2025

8. Operating lease

As of September 30, 2026, the Company had four non-cancelable operating lease agreements with third-party lessors, with lease terms ranging between two years and three years. The lease agreements mature from September 2027 through October 2028. The Company considers the renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

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

The table below presents the operating lease related assets and liabilities recorded on the balance sheets.

	As of
	September 30, 2026	March 31, 2026
Rights of use lease assets	$1,242,855	$1,557,438

Operating lease liabilities	$1,273,825	$1,584,183

The weighted average remaining lease terms and discount rates for the above operating lease were as follows as of September 30, 2026 and March 31, 2026:

	As of
	September 30, 2026	March 31, 2026
Remaining lease term and discount rate
Weighted average remaining lease term (years)	1.88	2.32
Weighted average discount rate	5%	5%

During the three months ended September 30, 2026 and 2025, the Company incurred total operating lease expense of $188,053 and $31,848, respectively. During the six months ended September 30, 2026 and 2025, the Company incurred total operating lease expense of $376,283 and $66,365, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2026:

Six months ending March 31, 2027	$384,572
Twelve months ending March 31, 2028	714,590
Twelve months ending March 31, 2029	239,043
Less: imputed interest	(64,380)
Present value of lease liabilities	$1,273,825

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended September 30, 2026 and 2025

9. Long-term investments

As of September 30, 2026 and March 31, 2026, long-term investments consisted of the following:

	As of
	September 30, 2026	March 31, 2026
Investment measured using the measurement alternative	$3,147,784	$3,147,784

For the three and six months ended September 30, 2026 and 2025, the Company did not make additional investments in investees.

The Company accounted for the investment in these privately held companies using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuers. These privately held companies just commenced their operations in the year of 2024 and incurred losses through September 30, 2026. For the three and six months ended September 30, 2026 and 2025, the Company did not record upward adjustments or downward adjustments on the investment. For the three and six months ended September 30, 2026 and 2025, the Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity investment, and did not provide impairment against investees.

In April 2025 and August 2024, the Company made investment in two installments of $100,000 and $500,000 as deposits in one existing cost-method investee with intension to increase its equity interest in the investee. In the six months ended September 30, 2026, the Company also made deposits of $800,800 in a new investee. As of September 30, 2026 and March 31, 2026, the Company recorded the $1,400,800 and $600,000 in the account of “Deposit for long-term investment” on the condensed consolidated balance sheet, respectively.

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

For the three months ended September 30, 2026 and 2025, the Company issued an aggregation of 1,641 and 2,431 ordinary shares, respectively (after giving effect to share consolidation at a ratio of 5-for-1 on August 3, 2026), to the three directors, and recognized share-based compensation expenses of $15,000 and $195 in the account of “compensation and benefits” in the unaudited condensed consolidated statements of operations and comprehensive income.

For the six months ended September 30, 2026 and 2025, the Company issued an aggregation of 5,246 and 4,746 ordinary shares (after giving effect to share consolidation at a ratio of 5-for-1 on August 3, 2026), respectively, to the three directors, and recognized share-based compensation expenses of $30,000 and $15,201 in the account of “compensation and benefits” in the unaudited condensed consolidated statements of operations and comprehensive income.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended September 30, 2026 and 2025

11. Equity

Ordinary shares

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

On July 20, 2026, the board of directors approved (i) a share consolidation of the Company’s issued and unissued Class A ordinary shares and Class B ordinary shares at a ratio of 1-for-5 (the “Share Consolidation”), as a result, the Company’s authorized share capital was adjusted to US$20,000,000 divided into 4,000,000,000 ordinary shares of a par value of US$0.005 each, comprising 3,600,000,000 Class A ordinary shares with a par value of US$0.005 each and 400,000,000 Class B ordinary shares with a par value of US$0.005 each. The Company’s Class A ordinary shares began trading on a post-split basis on the Nasdaq Stock Market LLC on August 3, 2026. As of September 30, 2026 and March 31,2026, the share number was retroactively adjusted to reflect the share consolidation. The Company issued additional 51 Class A ordinary shares due to roundup of fractional shares in the Share Consolidation.

For the six months ended September 30, 2026 and 2025, the Company issued an aggregation of 5,246 and 4,746 ordinary shares (both after giving effect to share consolidation at a ratio of 5-for-1 on August 3, 2026), respectively, to three non-executive directors as part of their compensation. See Note 10 for details.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended September 30, 2026 and 2025

11. Equity (Continued)

Ordinary shares (cont.)

On June 25, 2026, the Company issued an aggregation of 1,288,203 Class A ordinary shares pursuant to a registered direct offering (after giving effect to share consolidation at a ratio of 5-for-1 on August 3, 2026). The Company raised gross proceeds of $2,940,000 from the equity financing. The Company did not incur offering costs in the registered direct offering.

On July 9, 2026, the Company closed a private placement by issuance of 42,886,244 Class A Ordinary Shares (after giving effect to share consolidation at a ratio of 5-for-1 on August 3, 2026) and warrants to purchase up to 85,772,489 Class A Ordinary Shares (after giving effect to share consolidation at a ratio of 5-for-1 on August 3, 2026). The Company received net proceeds in the amount of $79,886,960, which was calculated at gross proceeds of $80,000,000 deducting offering cost of $113,040. On July 19, 2026, all holders of the warrants exercised their warrants in full pursuant to the cashless exercise provision thereof. On July 20, 2026, the Company issued 72,106,886 Class A Ordinary Shares (after giving effect to share consolidation at a ratio of 5-for-1 on August 3, 2026) for the exercise of the warrants.

As of September 30, 2026 and March 31, 2026, the Company had 121,705,513 and 5,418,883 Class A Ordinary Shares (both after giving effect to share consolidation at a ratio of 5-for-1 on August 3, 2026) issued and outstanding, respectively. As of September 30, 2026 and March 31, 2026, the Company had 2,000,000 Class B Ordinary Shares (after giving effect to share consolidation at a ratio of 5-for-1 on August 3, 2026) issued and outstanding.

12. Income Taxes

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three and six months ended September 30, 2026 and 2025, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets arising from net operating losses for the Company’s subsidiaries. The Company maintains a full valuation allowance on its net deferred tax assets arising from net operating losses as of September 30, 2026 and March 31, 2026.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

For the three and six months ended September 30, 2026, the Company recorded income tax expenses of $83 and income tax benefits $273,146, respectively. For the three and six months ended September 30, 2025, the Company did not record any income tax expenses.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended September 30, 2026 and 2025

13. Related Party Transactions and Balances

a. Nature of relationships with related parties

Name	Relationship with the Company
Ms. Junli Yang	The Chairwoman of the Board
Mr. Huaixi Yang	Immediate family member of Ms. Junli Yang, the Chairwoman of the Board.
Ms. Tam Hoi Ling, Jennifer	Co-Chief Executive Officer of the Company
Ms. Yung Yung Lo	Chief Financial Officer of the Company
Ever Victory Limited	Wholly owned by Mr. Yuen Ka Fai, the Co-Chief Executive Officer of the Company

b. Related party transactions

		For the Three Months Ended September 30,		For the Six Months Ended September 30,
	Nature	2026	2025	2026	2025
Mr. Huaixi Yang	Gross commission income	$-	$-	$-	$8,197
Mr. Huaixi Yang	Handling income	$-	$13	$-	$39
Mr. Huaixi Yang	Interest income	$3,224	$7,651	$6,409	$25,222

On July 24, 2025, the Company, through ZYNL, closed an acquisition of 100% equity interest in ZYFSL for cash consideration of HK$500,000 (approximately $64,100). The Seller of ZYFSL is a company incorporated under the laws of Hong Kong, of which Mr. Huaixi Yang and Ms. Yung Yung Lo hold 71.50% and 8.30% equity interest, respectively.

c. Balances with related parties

		As of
		September 30,	March 31,
	Nature	2026	2026
Mr. Huaixi Yang	Due from related parties	$161,909	$155,639
Ever Victory Limited	Due from related parties	$76,926	$76,926
Mr. Huaixi Yang	Payable to customers – a related party	$6,353	$6,359
Ms. Junli Yang	Payable to customers – a related party	$2,163	$2,158
Ms. Tam Hoi Ling, Jennifer	Payable to customers – a related party	$902	$53

As of September 30, 2026 and March 31, 2026, the balance due from Mr. Huaixi Yang represented credit facility offered to the related party as part of our securities brokerage services. The loans bear interest rate of 8% per annum. The balance will be settled upon the related party closed the securities transactions.

As of September 30, 2026 and March 31, 2026, the balance due from Ever Victory Limited represented advances made to the related party to support its operations. The loan was interest-free and repayable on demand.

TOP Financial Group Limited

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended September 30, 2026 and 2025

14. Regulatory Requirements

The following table illustrates the minimum regulatory capital as established by the Hong Kong Securities and Futures Commission that the Company’s subsidiaries were required to maintain as of September 30, 2026 and March 31, 2026, and the actual amounts of capital that were maintained.

Capital requirements as of September 30, 2026

	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
Zhong Yang Securities Limited	$382,326	$5,078,186	$4,695,859	1328%
Zhong Yang Capital Limited	382,326	707,431	$325,105	185%
Total	$764,653	$5,785,617	$5,020,964	757%

Capital requirements as of March 31, 2026

	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
Zhong Yang Securities Limited	$382,653	$7,985,332	$7,602,679	2087%
Zhong Yang Capital Limited	382,653	698,087	$315,434	182%
Total	$765,306	$8,683,419	$7,918,113	1135%

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto contained in this report.

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

In August 2026, the Board of Directors approved a major strategic initiative to expand the use of artificial intelligence (AI) across our core financial business. Under this new technical mandate, we will develop and deploy advanced AI solutions designed to create scalable, technology-driven business lines while directly supporting and optimizing our core fintech operations. We will deeply embed tools across our core operational entities. The goal is to revolutionize the user experience, optimize administrative costs, and enhance data reporting capabilities. Specific system integrations include Online Brokerage & Asset Management, Predictive Risk Assessment, Wealth Management & Advisory, Investment Banking Workflow. For the three and six months ended September 30, 2026, the Company generated revenue from AI services of approximately $0.2 million and $0.2 million, respectively.

Our revenues were US$2.2 million and US$1.5 million for the three months ended September 30, 2026 and 2025, respectively. We, through our Operating Subsidiaries, generated net income of US$0.3 million and US$0.1 million for the three months ended September 30, 2026 and 2025. Our revenues were US$3.3 million and US$2.9 million for the six months ended September 30, 2026 and 2025, respectively. We, through our Operating Subsidiaries, generated net income of US$0.2 million and US$0.2 million for the six months ended September 30, 2026 and 2025. We expect to create a scalable ecosystem for our financial services and generate higher revenues and net income from delivering the AI services.

We plan to keep our business growing by expanding our customer base to include retail investors of a wider range of wealth within the Asian communities across the globe, by increasing the products we offer to include securities and futures from a larger number of stock exchanges, by offering services such as asset management, trust services, investor relations and marketing services, corporation and fund consultancy and contract for difference (“CFD”) products and by blending enterprise-grade GPU compute infrastructure with localized AI software.

Recent Developments

On March 25, 2026, we entered into the Securities Purchase Agreement (the “Securities Purchase Agreement”), with certain non-U.S. investors (each a “Purchaser”) relating to the issuance and sale of 42,886,244 units (“Units”) (after giving effect to share consolidation at a ratio of 5-for-1 on August 3, 2026), with each Unit consisting of (i) one Class A ordinary share, par value US$0.005 per share (“Class A Ordinary Share” and such shares, the “Shares”), and (ii) two warrants, each to purchase one Class A ordinary share (the “Warrants”), at a price per Unit of US$1.8654 (after giving effect to share consolidation at a ratio of 5-for-1 on August 3, 2026) (the “Offering”). On May 5, 2026, we entered into Supplement No. 1 (the “Supplement”) to the Securities Purchase Agreement. The private placement closed on July 9, 2026 and the Company issued 42,886,244 Class A Ordinary Shares (after giving effect to share consolidation at a ratio of 5-for-1 on August 3, 2026) and Warrants to purchase up to 85,772,489 Class A Ordinary Shares (giving effect to share consolidation at a ratio of 1-for-5 effected in August 2026). The Company received gross proceeds in the amount of $80 million before deducting offering expenses. We received net proceeds of approximately $80.0 million from the private placement.

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

On June 19, 2026, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (each, a “Purchaser”), pursuant to which we agreed to issue and sell to the Purchasers an aggregate of 1,288,203 Class A ordinary shares (giving effect to share consolidation at a ratio of 1-for-5 effected in August 2026), par value US$0.005 per share (the “Class A Ordinary Shares”), at a purchase price of US$2.2823 per share (giving effect to share consolidation at a ratio of 1-for-5 effected in August 2026), in a registered direct offering (the “Offering”), for aggregate gross proceeds of approximately US$2.9 million before deducting estimated offering expenses.

On July 19, 2026, the Company entered into Warrant Amendment Agreements (the “Amendment Agreements”) with holders of certain warrants (the “Warrants”) to purchase up to 85,772,489 Class A ordinary share (giving effect to share consolidation at a ratio of 1-for-5 effected in August 2026) of the Company, par value US$0.005 per share (“Class A Ordinary Share”), issued on July 9, 2026 pursuant to certain securities purchase agreements dated March 25, 2026, as supplemented on May 5, 2026 (the “Agreement”), by and between the Company and certain non-U.S. investors. On July 20, 2026, the Company issued 72,106,886 Class A Ordinary Shares (giving effect to share consolidation at a ratio of 1-for-5 effected in August 2026) (the “Warrant Shares”) as a result of the exercise of the Warrants, as amended.

On July 20, 2026, the board of directors approved (i) a share consolidation of the Company’s issued and unissued Class A ordinary shares and Class B ordinary shares at a ratio of 1-for-5 (the “Share Consolidation”), such that (a) every five (5) issued and unissued Class A ordinary shares of a par value of US$0.001 each was consolidated into one (1) Class A ordinary share of a par value of US$0.005 each, (b) every five (5) issued and unissued Class B ordinary shares of a par value of US$0.001 each was consolidated into one (1) Class B ordinary share of a par value of US$0.005 each, and (c) any fractional shares resulting from the Share Consolidation was rounded up to the nearest whole share. The Share Consolidation was effective on August 3, 2026. As a result, the Company’s authorized share capital was adjusted to US$20,000,000 divided into 4,000,000,000 ordinary shares of a par value of US$0.005 each, comprising 3,600,000,000 Class A ordinary shares with a par value of US$0.005 each and 400,000,000 Class B ordinary shares with a par value of US$0.005 each. The Company’s Class A ordinary shares began trading on a post-split basis on the Nasdaq Stock Market LLC on August 3, 2026, under the current symbol “TOP”. The new CUSIP number following the Share Consolidation is G989A6110. As of September 30, 2026 and March 31, 2026, the share number was retroactively adjusted to reflect the share consolidation.

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

Our ability to retain existing customers and attract new customers in a cost-effective manner

We consider customer churn rate to be an important indicator of our attractiveness to customers. Our total registered customer number increased from 355 as of March 31, 2025 to 711 as of March 31, 2026, and further increased to 2371 As of September 30, 2026. In the six months ended September 30, 2025, we had 196 revenue-generating accounts in total, including 52 accounts for futures trading, 139 accounts for securities trading, and 5 accounts for trading solution services. In the six months ended September 30, 2026, we had 1193 revenue-generating accounts in total, including 53 accounts for futures trading, 1140 accounts for securities trading and 0 accounts for trading solution services.

Our top five customers accounted for 53% and 47% of our total revenues for the three months ended September 30, 2026 and 2025, respectively. Our top five customers accounted for 44% and 46% of our total revenues for the six months ended September 30, 2026 and 2025, respectively. Our customers are mainly sourced by referral through our shareholders’ expansive and expanding social and professional networks of high-net-worth individuals. Currently, we have not incurred significant spending on marketing activities. To expand our business, we aim to diversify our customer base by attracting smaller retail customers who we can charge higher commission rates. We expect to incur expenses in our promotional efforts through different online and offline media channels to increase the number of customer accounts, which can potentially lead to trading volume and revenues.

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

AI Services

In August 2026, our Board of Directors approved a major strategic initiative to expand the use of artificial intelligence (AI) across its core financial business. Under this new technical mandate, we will develop and deploy advanced AI solutions designed to create scalable, technology-driven business lines while directly supporting and optimizing our core fintech operations. We will deeply embed tools across its core operational entities. The goal is to revolutionize the user experience, optimize administrative costs, and enhance data reporting capabilities. Specific system integrations include Online Brokerage & Asset Management, Predictive Risk Assessment, Wealth Management & Advisory, Investment Banking Workflow. We charge AI service fees based on the number of AI models consumed by our customers.

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

Key Components of Results of Operations

Revenues

Our revenues consist of AI service fees, commissions, trading solution services and other service revenues, trading gains, interest income and others. The following table sets forth the breakdown of our total revenues, both in absolute amount and as a percentage of our total revenues, for the years indicated:

	For the three months ended September 30,				For the six months ended September 30,
	2026		2025		2026		2025
	US$	%	US$	%	US$	%	US$	%
AI services	222,111	10.1	-	0.0	222,111	6.8	-	-
Futures brokerage commissions	138,687	6.3	630,497	41.1	302,888	9.2	1,269,043	44.2
Virtual asset commissions	27,922	1.3	-	0.0	101,677	3.1	-	0.0
Trading solution service revenues	-	0.0	110,000	7.2	-	0.0	260,000	9.1
Interest income from loan business	1,386,377	62.7	237,670	15.5	1,802,516	54.8	474,719	16.5
Other service revenues	318,903	14.4	115,508	7.5	693,218	21.1	146,079	5.1
Trading gains (losses)	66,091	2.9	331,608	21.5	(58,480)	(1.8)	510,903	17.8
Interest income and other	49,875	2.3	110,259	7.2	222,736	6.8	208,191	7.3
Total revenues	2,209,966	100	1,535,542	100	3,286,666	100	2,868,935	100

AI services

In August 2026, we launched our AI services which is to provide customers with access to artificial intelligence (“AI”) models via Application Programming Interfaces (“APIs”), specializing in investment research automation, Know Your Customer (KYC) onboarding, compliance processing, quantitative deep reinforcement learning (DRL) strategy execution, and Know Your Transaction (KYT) on-chain fund-flow tracking. We recognized ourselves as principal in delivery the AI services because we are primarily responsible for establishing its Al models, fine-tuning workflows, setting performance standards, and delivering technical support. We have full discretion in establishing API usage prices and bear service availability, SLA compliance, and technical support risks regarding API model delivery. The transaction fee is calculated on the basis of consumption of AI models. We recognize revenues in an amount to which the entity has a right to invoice. Revenue from AI services account for 10.1% and 6.8% of the total revenues for the three and six months ended September 30, 2026, respectively.

Futures brokerage commissions

Futures brokerage commissions represent commission income on futures broking that are charged at a fixed rate for each transaction our customers executed through our online trading platforms, all of which are under the consolidated accounts where the customer information is not disclosed to the third-party brokers. We receive commissions from customers and pay the execution and clearing fees to our clearing brokers. The fixed rates applied to the customers vary depending on the type of customer, the type of transaction, the trading method, and the trade volume from the particular customer. Commissions from futures broking is a major component of our revenues, at 6.3% and 41.1% of the total revenues for the three months ended September 30, 2026 and 2025, respectively, and at 9.2% and 44.2% of the total revenues for the six months ended September 30, 2026 and 2025.

Virtual asset brokerage commissions

Virtual asset brokerage commissions represent commission income on virtual asset conversion from/into US dollar that are charged at a fixed rate for each transaction our customers executed through our online trading platforms, all of which are under the consolidated accounts where the customer information is not disclosed to the third-party broker. We receive commissions from customers. The virtual asset brokerage service cannot be cancelled once it has been executed and is not refundable, so returns and allowances are not applicable. Commissions are charged for each customer trade order executed. Commissions from virtual asset broking make up for most of our revenues at 1.3% and 3.1% of the total revenues for the three and six months ended September 30, 2026, respectively.

Trading solution services fees

Commencing in the year of 2021, we provided trading solution services to customers (including individuals, proprietary trading companies or brokerage companies) for their trading on derivatives, equity, CFD and financial products, through our internally developed proprietary investment management software. We provide a variety of functions suitable for front-end transaction executions and back-office settlement operations. We charge each customer a fixed amount of initial installation fee and the monthly service fee based on a fixed rate per transaction executed on the platform with a minimum monthly fee. We did not generate trading solution services fees for the three and six months ended September 30, 2026. Trading solution services fees accounted for 7.2% and 9.1%, respectively, of total revenues during the three and six months ended September 30, 2025.

Interest income from loan business

The Company disbursed loans to customers for a fixed period and charged interests from the customers. The principal and interest are repayable upon the maturity of the loans. We recognized interest income using straight-line method over loan period. For the three months ended September 30, 2026 and 2025, we recognized interest income of US$1.4 million and US$0.2 million from loan business, accounting for 62.7% and 15.5% of total revenues, respectively. For the six months ended September 30, 2026 and 2025, we recognized interest income of US$1.8 million and US$0.5 million from loan business, accounting for 54.8% and 16.5% of total revenues, respectively.

Other service revenues

Other service revenues represent the revenues generated from rendering other financial services including securities brokerage, consulting services, and currency exchange services. We generally receive subscription fees calculated with reference to the amount subscribed by our clients of the structured products. For the three months ended September 30, 2026 and 2025, other service revenues accounted for 14.4% and 7.5% of total revenues, respectively. For the six months ended September 30, 2026 and 2025, other service revenues accounted for 21.1% and 5.1% of total revenues, respectively.

Trading gains (losses)

The trading gains (losses) mainly consist of realized and unrealized gains and losses from investment in US and HK stocks, which are included in Securities owned, at fair value. Trading gains made up for 2.9% and 21.5% of total revenues for the three months ended September 30, 2026 and 2025, respectively. Trading losses make up for negative 1.8% and trading gains made up for 17.8% of total revenues for the six months ended September 30, 2026 and 2025, respectively.

Interest income and others

During the three months ended September 30, 2026, the interest income was comprised of $49,875 of interest income charged on our customer who traded HK & US stocks, interest income earned on deposits maintained with brokerage institutions, and interest income earned on bank deposits, including term deposits. During the six months ended September 30, 2026, the interest income was comprised of $0.2 million of interest income charged on our customer who traded HK & US stocks, interest income earned on deposits maintained with brokerage institutions, and interest income earned on bank deposits, including term deposits.

During the three months ended September 30, 2025, the interest income was comprised of $0.1 million of interest income charged on our clients who traded US stocks and interests earned on bank deposits. During the six months ended September 30, 2025, the interest income was comprised of $0.2 million of interest income charged on our clients who traded US stocks and interests earned on bank deposits.

Expenses

The following table sets forth our operating cost and expenses, both in absolute amount and as a percentage of total revenues, for the years indicated:

	For the three months ended September 30,				For the six months ended September 30,
	2026		2025		2026		2025
	US$	%	US$	%	US$	%	US$	%
Cost of AI services	207,451	9.4	-	-	207,451	6.3	-	-
Commission expenses	154,308	7.0	458,157	29.8	327,530	10.0	900,367	31.4
Compensation and benefits	693,472	31.4	623,490	40.6	1,264,569	38.5	1,057,496	36.9
Communications and technology	94,910	4.3	121,908	7.9	175,561	5.3	238,399	8.3
Occupancy	237,251	10.7	47,653	3.1	661,738	20.1	73,289	2.6
Travel and business development	17,100	0.8	9,519	0.6	30,687	0.9	12,682	0.4
Professional fees	347,419	15.7	54,070	3.5	434,828	13.2	101,328	3.5
Other administrative expenses	183,709	8.3	116,197	7.6	296,910	9.0	294,834	10.3
Total expenses	1,935,620	87.6	1,430,994	93.1	3,399,274	103.3	2,678,395	93.4

Cost of AI services

Cost of AI services represent the fees we paid for procurement of API model. Cost of AI services accounted for 9.4% and 6.3% of our revenues for the three and six months ended September 30, 2026.

Commission expenses

Commission expenses represent the fees we paid to our broker partners, when we place a client order to an exchange market through these partners. We expect that our commission expenses will increase in absolute amount as we expand our brokerage business and offer more products from securities and futures exchanges around the world. We place orders through broker partners except for orders to the Hong Kong Stock Exchange. Commission expenses accounted for 7.0% and 29.8% of our revenues for the three months ended September 30, 2026 and 2025, respectively. Commission expenses accounted for 10.0% and 31.4% of our revenues for the six months ended September 30, 2026 and 2025, respectively.

Compensation and benefits

Compensation and benefits represent the salaries, performance based discretionary bonuses and contribution to retirement fund, and share-based compensation expenses to non-executive directors. Compensation and benefits expenses accounted for 31.4% and 40.6% of our revenues for the three months ended September 30, 2026 and 2025, respectively. Compensation and benefits expenses accounted for 38.5% and 36.9% of our revenues for the six months ended September 30, 2026 and 2025, respectively.

Communications and technology

Communications and technology expenses represent fees we paid for the use of third party electronic trading systems, including an online stock trading system, an online futures trading system, and another futures trading system that was a one-time incidental cost pursuant to a customer’s special request, as well as the outsourced trading solution support services. Communications and technology expenses accounted for 4.3% and 7.9% of our revenues for the three months ended September 30, 2026 and 2025, respectively. Communications and technology expenses accounted for 5.3% and 8.3% of our revenues for the six months ended September 30, 2026 and 2025, respectively.

Occupancy

Occupancy expenses are the rental expenses we paid for our office premises, which accounted for 10.7% and 3.1% of our revenues for the three months ended September 30, 2026 and 2025, respectively. Occupancy expenses are the rental expenses we paid for our office premises, which accounted for 20.1% and 2.6% of our revenues for the six months ended September 30, 2026 and 2025, respectively.

Travel and business development, Professional fees and Other administrative expenses

Travel and business development expenses include overseas and local travelling, and the entertainment expenses. Professional fees are mainly the service fees for auditing, consulting, legal, and other professional services which are needed during the ordinary course of our business operation. Other administrative expenses primarily consist of fees paid to the Stock Exchange of Hong Kong and Chicago Mercantile Exchange, business entertainment expenses, exchange difference, depreciation expense, finance costs and other miscellaneous expenses such as utilities. In the six months ended September 30, 2025, we also recorded the one-off expenses we compensated for the losses incurred by our OTC derivatives customers. All of these expenses accounted for 24.8% and 11.7% of our revenues for the three months ended September 30, 2026 and 2025, respectively. All of these expenses accounted for 23.1% and 14.2% of our revenues for the six months ended September 30, 2026 and 2025, respectively.

Taxation

Cayman Islands and British Virgin Islands

Under the current laws of the Cayman Islands and British Virgin Islands, we are not subject to tax on income or capital gains. Neither Cayman Islands nor British Virgin Islands withholding tax will be imposed upon payments of dividends to our shareholders.

Hong Kong

ZYSL, ZYCL and Winrich are incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. for the three months ended September 30, 2026 and 2025, Hong Kong profits tax is calculated in accordance with the two-tiered profits tax rates regime. The applicable tax rate for the first HKD 2 million of assessable profits is 8.25% and assessable profits above HKD 2 million will continue to be subject to the rate of 16.5% for corporations in Hong Kong, effective from the year of assessment 2018/2019. Before that, the applicable tax rate was 16.5% for corporations in Hong Kong. Under Hong Kong tax laws, ZYSL, ZYCL and Winrich are exempted from income tax on its foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

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

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the three and six months ended September 30, 2026 and 2025 as indicated. This information should be read together with our consolidated financial statements and related notes included elsewhere in this prospectus. The operating results in any period are not necessarily indicative of the results that may be expected for any future trends.

For the three months ended September 30, 2026 and 2025

	For the Three Months Ended September 30,
	2026	2025
Revenues
AI services	$222,111	$-
Futures brokerage commissions	138,687	630,497
Virtual asset commissions	27,922	-
Trading solution service revenues	-	110,000
Interest income from loan business	1,386,377	237,670
Other service revenues	318,903	115,508
Trading gains	66,091	331,608
Interest income and other	49,875	110,259
Total revenues	2,209,966	1,535,542

Expenses
Cost of AI services	207,451	-
Commission expenses	154,308	458,157
Compensation and benefits	693,472	623,490
Communications and technology	94,910	121,908
Occupancy	237,251	47,653
Travel and business development	17,100	9,519
Professional fees	347,419	54,070
Other administrative expenses	183,709	116,197
Total expenses	1,935,620	1,430,994

Income before income taxes	274,346	104,548
Income tax expenses	(83)	-
Net income	$274,263	$104,548

Revenues

Total revenues increased by US$0.7 million, or 43.9% from US$1.5 million in three months ended September 30, 2025 to US$2.2 million in the three months ended September 30, 2026. The increase was mainly driven by an increase of US$0.2 million in revenue from AI services, an increase of US$1.1 million in loan interest and an increase of US$0.2 million in other service revenues, partially offset by a decrease of US$0.5 million in futures brokerage commission, a decrease of US$0.1 million in trading solution service revenues and a decrease of US$0.3 million from trading gains.

AI services – We commenced AI services from August 2026. For the three months ended September 30, 2026, we entered into sales agreements with four customers and received top-up fees of US$2.7 million from these customers. For the three months ended September 30, 2026, we delivered AI services to one customer and generated revenues of US$0.2 million. We currently develop customers by referral, mainly from our shareholders and existing financial service customer base. We plan to place our business focus on AI services and expand our customer base from diversified channels. We expect an increase in revenue generated from AI service in the near future.

Futures brokerage commissions – Futures brokerage commissions decreased by US$0.5 million, or 78.0% from US$0.6 million for the three months ended September 30, 2025 to US$0.1 million for the three months ended September 30, 2026. The decrease in futures brokerage commissions was caused by a decrease in futures contract volume on our platform from 0.4 million contracts for the three months ended September 30, 2025 to 0.1 million contracts for the three months ended September 30, 2026. This decrease was partially offset by an increase in the average commission rate per trade, which rose from US$2.61 for the three months ended September 30, 2025 to US$3.19 for the same period in 2026.

Trading solution services fees – Trading solution service fees decreased by 100.0% from US$0.1 million for the three months ended September 30, 2025 to US$nil for the three months ended September 30, 2026. The decrease was mainly because of decreased service demand from our customers due to underperforming condition in Hong Kong stock market. For the three months ended September 30, 2026 and 2025, the Company generated revenues from provision of trading solution services to 0 and 5 customers, respectively.

Interest income from loan business – We recognized interest income from loan business, using straight-line method. For the three months ended September 30, 2026 and 2025, we recognized interest income of US$1.4 million and US$0.2 million from loan business, respectively. The increase in interest income is due to increase in outstanding weighted average loan balance during the three months ended September 30, 2026.

Other service revenues – Other service revenues increased by US$0.2 million in the three months ended September 30, 2026, as compared with that for the same period of 2025. The increase was primarily caused by an increase of securities brokerage of US$0.2 million.

Trading gains – We had trading gains of US$0.1 million for the three months ended September 30, 2026 as compared to trading gains of US$0.3 million in the three months ended September 30, 2025, which was mainly driven by the fluctuating market condition of the US stock market.

Interest income and other – We recognized interest income and other of US$49,875 and US$0.1 million for the three months ended September 30, 2026 and 2025, respectively. The decrease was primarily caused by a decrease of interest income earned from margin calls.

Expenses

Cost of AI services – Cost of AI services was incurred in connection with our delivery of AI services, which commenced in August 2026. For the three months ended September 30, 2026, we incurred cost of AI services of US$0.2 million.

Commission expenses – Commission expenses decreased from US$0.5 million for the three months ended September 30, 2025 to US$0.2 million for the three months ended September 30, 2026. The decrease in commission expenses was in line with the decrease in commission income for the three months ended September 30, 2026 and 2025.

Compensation and benefits – Compensation and benefits increased by 11.2% from US$0.6 million in the three months ended September 30, 2025 to US$0.7 million in the three months ended September 30, 2026, which was mainly caused by increase of headcount as we employed more staff in our Australia and Singapore offices.

Occupancy – Occupancy expenses increased by US$0.2 million from US$47,653 in the three months ended September 30, 2025 to US$0.2 million in the three months ended September 30, 2026. The increase was primarily because we relocated to a new office with higher rental fees.

Professional fees – Professional expenses increased by US$0.3 million, or 542.5% from US54,070 in the three months ended September 30, 2025 to US$0.3 million in the three months ended September 30, 2026. The increase was primarily because we incurred increased professional fees for legal services..

Other administrative expenses – Other administrative expenses increased by 58.1% from US$0.1 million in the three months ended September 30, 2025 to US$0.2 million in the three months ended September 30, 2026. The increase was primarily because we incurred increased administrative expenses for our new operating office.

Income before income taxes

We had an income before income taxes of US$0.3 million and US$0.1 million in the three months ended September 30, 2026 and 2025, respectively. Our operating margin was 12.4% and 6.8% in the three months ended September 30, 2026 and 2025, respectively.

Income tax benefits

We had income tax expenses of US$83 and US$nil for the three months ended September 30, 2026 and 2025, respectively. The increase in income tax expenses was primarily due to the onshore profit generated by ZYSL in the three months ended September 30, 2026.

Net income

As a result of the foregoing, we reported net income of US$0.3 million and US$0.1 million for the three months ended September 30, 2026 and 2025, respectively.

For the six months ended September 30, 2026 and 2025

	For the Six Months Ended September 30,
	2026	2025
Revenues
AI services	$222,111	$-
Futures brokerage commissions	302,888	1,269,043
Virtual asset commissions	101,677	-
Trading solution service revenues	-	260,000
Interest income from loan business	1,802,516	474,719
Other service revenues	693,218	146,079
Trading (losses) gains	(58,480)	510,903
Interest income and other	222,736	208,191
Total revenues	3,286,666	2,868,935

Expenses
Cost of AI services	207,451	-
Commission expenses	327,530	900,367
Compensation and benefits	1,264,569	1,057,496
Communications and technology	175,561	238,399
Occupancy	661,738	73,289
Travel and business development	30,687	12,682
Professional fees	434,828	101,328
Other administrative expenses	296,910	294,834
Total expenses	3,399,274	2,678,395

(Loss) income before income taxes	(112,608)	190,540
Income tax benefits	273,146	-
Net income	$160,538	$190,540

Revenues

Total revenues increased by 14.6% from US$2.9 million in six months ended September 30, 2025 to US$3.3 million in the six months ended September 30, 2026. The increase was mainly driven by an increase of US$0.2 million in revenue from AI services, an increase of US$1.3 million in loan interest and an increase of US$0.5 million in other service revenues, partially offset by a decrease of US$1.0 million in futures brokerage commission, a decrease of US$0.3 million in trading solution service revenues and a change of US$0.6 million from trading gains to trading losses.

AI services – We commenced AI services from August 2026. For the six months ended September 30, 2026, we entered into sales agreements with four customers and received top-up fees of US$2.7 million from these customers. For the six months ended September 30, 2026, we delivered AI services to one customer and generated revenues of US$0.2 million.

Futures brokerage commissions – Futures brokerage commissions decreased by US$1.0 million, or 76.1% from US$1.3 million for the six months ended September 30, 2025 to US$0.3 million for the six months ended September 30, 2026. The decrease in futures brokerage commissions was caused by a decrease in futures contract volume on our platform from 0.8 million contracts for the six months ended September 30, 2025 to 0.22 million contracts for the six months ended September 30, 2026. This decrease was partially offset by an increase in the average commission rate per trade, which rose from US$1.6 for the six months ended September 30, 2025 to US$3.0 for the same period in 2026.

Virtual asset brokerage commissions – Virtual asset brokerage commissions was US$0.1 million and US$ nil for the six months ended September 30, 2026 and 2025, respectively. The increase in virtual asset brokerage commission was primarily because we just launched the business in the three months ended March 31, 2026.

Trading solution services fees – Trading solution service fees decreased by 100.0% from US$0.3 million for the six months ended September 30, 2025 to US$nil for the six months ended September 30, 2026. The decrease was mainly because of decreased service demand from our customers due to underperforming condition in Hong Kong stock market. For the six months ended September 30, 2026 and 2025, the Company generated revenues from provision of trading solution services to 0 and 5 customers, respectively.

Interest income from loan business – We recognized interest income from loan business, using straight-line method. For the six months ended September 30, 2026 and 2025, we recognized interest income of US$1.8 million and US$0.5 million from loan business, respectively. The increase in interest income is due to increase in outstanding weighted average loan balance during the six months ended September 30, 2026.

Other service revenues – Other service revenues increased by US$0.5 million in the six months ended September 30, 2026, as compared with that for the same period of 2025. The increase was primarily caused by an increase of securities brokerage of US$0.4 million.

Trading (loss) gains – We had trading losses of US$58,480 for the six months ended September 30, 2026 as compared to trading gains of US$0.5 million in the six months ended September 30, 2025, which was mainly driven by the fluctuating market condition of the US stock market.

Expenses

Cost of AI services – Cost of AI services was incurred in connection with our delivery of AI services, which commenced in August 2026. For the six months ended September 30, 2026, we incurred cost of AI services of US$0.2 million.

Commission expenses – Commission expenses decreased from US$0.9 million for the six months ended September 30, 2025 to US$0.3 million for the six months ended September 30, 2026. The decrease in commission expenses was in line with the decrease in commission income for the six months ended September 30, 2026 and 2025.

Compensation and benefits – Compensation and benefits increased by 19.6% from US$1.1 million in the six months ended September 30, 2025 to US$1.3 million in the six months ended September 30, 2026, which was mainly caused by increase of headcount as we employed more staff in our Australia and Singapore offices.

Occupancy – Occupancy expenses increased by US$0.6 million from US$73,289 in the six months ended September 30, 2025 to US$0.7 million in the six months ended September 30, 2026. The increase was primarily because we relocated to a new office with higher rental fees.

Professional fees – Professional expenses increased by US$0.3 million, or 329.1% from US0.1 million in the six months ended September 30, 2025 to US$0.4 million in the six months ended September 30, 2026. The increase was primarily because we incurred increased professional fees for legal services.

(Loss) income before income taxes

We had a loss before income taxes of US$0.1 million and an income before income taxes US$0.2 million in the six months ended September 30, 2026 and 2025, respectively. Our operating margin was negative 3.4% and 6.6% in the six months ended September 30, 2026 and 2025, respectively.

Income tax benefits

We had income tax benefits of US$0.3 million and US$nil for the six months ended September 30, 2026 and 2025, respectively. The increase in income tax benefits was primarily due to an increase in the onshore profit generated by ZYSL in the six months ended September 30, 2026.

Net income

As a result of the foregoing, we reported net income of US$0.2 million and US$0.2 million for the six months ended September 30, 2026 and 2025, respectively.

Discussion of Certain Balance Sheet Items

The following table sets forth selected information from our consolidated balance sheets As of September 30, 2026 and March 31, 2026. This information should be read together with our consolidated financial statements and related notes included elsewhere in this prospectus.

	As of
	September 30, 2026	March 31, 2026
	(unaudited)
Assets
Cash and cash equivalents	$8,898,412	$12,989,922
Restricted cash	24,974,880	18,715,497
Digital assets	619,593	-
Receivables from broker-dealers and clearing organizations	25,654,395	32,535,854
Receivables from customers	-	1,668,312
Prepayment	2,430,149	-
Loans receivable, net	99,713,465	11,751,771
Due from a related party	234,158	232,565
Securities owned, at fair value	1,278,392	710,632
Fixed assets, net	1,007,162	1,114,541
Intangible assets, net	63,721	63,776
Goodwill	26,187	26,187
Right-of-use assets	1,242,855	1,557,438
Long-term investments	3,147,784	3,147,784
Deposit for long-term investment	1,400,800	600,000
Other assets	823,366	899,299
Deferred tax assets	43,531	43,365
Total assets	$171,558,850	$86,056,943

Liabilities
Payable to customers	$49,429,462	$48,850,774
Payable to customers – a related party	9,418	8,570
Contract liabilities	2,477,889	53,255
Income tax payable	105,339	149,778
Promissory notes payable	637,211	637,755
Accrued expenses and other liabilities	312,882	527,484
Lease liabilities	1,273,825	1,584,183
Total liabilities	$54,246,026	$51,811,799

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

The total balance of cash, cash equivalents and restricted cash increased from US$31.7 million as of March 31, 2026 to US$33.9 million as of September 30, 2026, primarily as a result of net cash of US$4.7 million provided by investing activities, partially offset by net cash of US$2.4 million used in operating activities.

Receivables from broker-dealers and clearing organizations

Receivables from broker-dealers and clearing organizations arise from the business of dealing in futures or investment securities. Broker-dealers will require balances to be placed with them in order to cover the positions taken by its customers, which are repayable on demand subsequent to settlement date. Clearing house receivables typically represent proceeds receivable on trades that have yet to settle and are usually collected within two days. Generally, our receivables from broker-dealers and clearing organizations change daily depending on various factors, including the trading volume in net buy/sell transactions, futures contracts, long/short position and frequency of transactions on each specific day. Our receivables from broker-dealers and clearing organizations decreased by 21.2% from US$32.5 million as of March 31, 2026 to US$25.7 million as of September 30, 2026, mainly due to such daily fluctuations.

Loans receivable

As of September 30, 2026 and March 31, 2026, loans receivable consisted for the following:

	As of
	September 30, 2026	March 31, 2026
Receivable due from customers holding US stocks or HK stocks (i)	$5,973,984	$1,096,030
Less: allowance for expected credit loss on receivable due from customers holding US stocks or HK stocks	(505,948)	(506,380)
Receivable due from customers holding US stocks or HK stocks, net	5,468,036	589,650
Loans receivable (ii)	94,245,429	11,162,121
Loan receivable, net	$99,713,465	$11,751,771

(i)	The balance due from customers holding US stocks or HK stocks represented the purchase price of stock exceeding the deposits paid by customers which traded these US stocks or HK stocks through our platform. The US stocks and HK stocks were under custodian of us, and the customers shall fully pay the balance to us before they sold these stocks. For the three and six months ended September 30, 2026 and 2025, we did not provide expected credit loss against the receivables due from these customers.

(ii)	We disbursed loans to customers for a fixed period and charged interests from the customers. The principal and interest are repayable upon the maturity of the loans. For the three months ended September 30, 2026 and 2025, we recognized interest income of US$1.4 million and US$0.2 million from the loan business. For the six months ended September 30, 2026 and 2025, we recognized interest income of US$1.8 million and US$0.5 million from the loan business. As of September 30, 2026, the loans receivables were comprised of principal of US$92.4 million and interest of US$1.8 million, respectively. As of March 31, 2026, the loans receivables were comprised of principal of US$10.7 million and interest of US$0.4 million, respectively.

Prepayment

As of September 30, 2026, the balance of prepayment represented advance to a supplier for procurement of API model for the AI services. The prepayment will be amortized to cost of revenues upon our consumption of AI models.

Securities owned, at fair value

Securities owned, at fair value, mainly represented investments in both US stocks, all of which are on S&P500 index, and in HK stocks.

Contract liabilities

As of September 30, 2026, the balance of contract liabilities represented advance from four customers as top-up payment for AI services. The contract liabilities will be recognized as revenue over period upon customers consumed AI models.

Payables to customers

Payables to customers represent payables related to the Company’s customer trading activities, which include the cash deposits received by the Company as requested by third party broker-dealers to place with them in order to cover the positions taken by its customers, clearing house payables due on pending trades and payable on demand, as well as the bank balances held on behalf of customers. Our payables to customers change daily depending on various factors, including the trading volume, net buy/sell transactions, futures contracts, long/short position and frequency of transactions on each specific day. The balances as of September 30, 2026 increased by US$0.6 million from US$48.9 million as of March 31, 2026, which was primarily due to higher customer futures margin requirements and trading volume, with a secondary contribution from a notable rise in securities trading activities during the period.

Liquidity and Capital Resources.

As of September 30, 2026, we had US$33.9 million in cash, cash equivalents and restricted cash, of which US$27.6 million was held in U.S. dollars and the rest was held in Hong Kong dollars and other currencies. Our cash, cash equivalents and restricted cash primarily consist of general bank balances and segregated clients’ bank account balances.

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

Company	Type of regulated activities governed by the HKSFC	Minimum amount of paid-up capital	Required liquid capital
ZYSL	Type 1 and 2	$5,276,103	$382,326	(i)
ZYCL	Type 4, 5 and 9	$637,210	$382,326	(i)

(i)	for company licensed for any regulated activities other than Type 3 regulated activities, its variable required liquid capital, which means 5% of the aggregate of (a) its adjusted liabilities, (b) the aggregate of the initial margin requirements in respect of outstanding futures contracts and outstanding options contracts held by it on behalf of its clients, and (c) the aggregate of the amounts of margin required to be deposited in respect of outstanding futures contracts and outstanding options contracts held by it on behalf of its clients, to the extent that such contracts are not subject to the requirement of payment of initial margin requirements.

As of September 30, 2026 and March 31, 2026, all of our operating subsidiaries were in compliance with their respective regulatory capital requirements.

Cash Flows

	For the Six Months Ended September 30,
	2026	2025
Net cash (used in) provided by operating activities	$(2,386,211)	$11,328,477
Net cash provided by (used in) investing activities	4,676,494	(2,836,666)
Effect of exchange rates on cash, cash equivalents and restricted cash	(122,410)	(94,272)
Net increase in cash, cash equivalents and restricted cash	2,167,873	8,397,539
Cash, cash equivalents and restricted cash, beginning of period	31,705,419	15,174,936
Cash, cash equivalents and restricted cash, end of period	$33,873,292	$23,572,475

Operating activities

Net cash used in operating activities for the six months ended September 30, 2026 was US$2.4 million, as compared to the net income of US$0.2 million. The difference was primarily attributable interest income from loan business of US$1.5 million and changes in operating assets and liabilities including (i) an increase of US$10.0 million in loans receivables due from third party customers we expanded our loan business in the six months ended September 30, 2026, (ii) a decrease of US$6.9 million in receivables from broker-dealers and clearing organizations, (iii) a decrease of US$1.7 million in receivable form customers due to collection, (iv) an increase of US$2.4 million in prepayment as we made advances to one supplier for procurement of API model, and (v) an increase of US$2.4 million in contract liabilities for advance from customers for AI services.

Net cash provided by operating activities in the six months ended September 30, 2025 was US$11.3 million, as compared to the net income of US$0.2 million. The difference was primarily attributable to changes in operating assets and liabilities including (i) an increase of US$8.6 million in receivables from broker-dealers and clearing organizations, and (ii) an increase of US$17.3 million in payables to customers because more customers placed deposits with the Company for higher trading volume.

Investing activities

Net cash provided by investing activities for the six months ended September 30, 2026 was US$4.7 million, which was comprised of proceeds of US$8.4 million from sales of digital assets and collection of loans of US$2.2 million from third party customers, partially offset by purchase of securities of US$0.2 million, deposit of long-term investment of US$0.8 million and advances of US$4.9 million to customers.

Net cash used in investing activities in six months ended September 30, 2025 was US$2.8 million, which was primarily comprised of disbursed loans of US$2.5 million to a related party customer, respectively, purchase of securities owned of US$0.3 million and investment of US$0.1 million in one equity investee, partially offset by proceeds of US$0.1 million from sales of securities owned.

Financing activities

We did not report cash flow provided by or used in financing activities for the six months ended September 30, 2026 and 2025.

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

Recent Accounting Pronouncements

A list of recently issued accounting pronouncements that are relevant to us is included in note 2 of the unaudited condensed consolidated financial statements included elsewhere in this report.

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

Inflation

Inflation in Hong Kong has not materially affected our results of operations in recent years. According to the Census and Statistics Department of Hong Kong, the year-over-year percent changes in the consumer price index was an increase of 1.7% and 1.5% for fiscal six months ended September 30, 2026 and 2025, respectively. Although we have not been affected by inflation in the past, we may be affected if Hong Kong and any other jurisdiction where we operate in the future experience higher rates of inflation in the future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Based on that evaluation, and in light of the material weaknesses in our internal control over financial reporting described below, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective. As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the “Form 10-K”), the material weaknesses identified relate to (i) our lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our consolidated financial statements and related disclosures, and (ii) our lack of formal policies and procedures for the current expected credit loss (“CECL”) process, including insufficient estimation and review processes, inadequate support for key assumptions and documentation, and deficiencies in quantitative factor adjustments. These material weaknesses have not been remediated as of September 30, 2026. Notwithstanding the identified material weaknesses, management believes that the unaudited condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP. We are implementing, and will continue to implement, measures to remediate the material weaknesses, including: (i) engaging an experienced financial consultant to work closely with our internal finance team in preparing our financial statements and related disclosures in accordance with U.S. GAAP; (ii) additional U.S. GAAP training for our Chief Financial Officer through self-study and webinar courses, together with periodic review of major accounting literature updates; (iii) conducting regular and continuous U.S. GAAP training programs and webinars for our financial reporting and accounting personnel; and (iv) improving our financial oversight function for handling complex accounting issues under U.S. GAAP. We cannot assure you that these measures will fully remediate the material weaknesses, and we may identify additional material weaknesses or significant deficiencies in the future.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On July 9, 2026, the Company completed the closing of the private placement contemplated by the Securities Purchase Agreement, dated March 25, 2026, as supplemented on May 5, 2026, with certain non-U.S. investors, and issued 42,886,244 Class A Ordinary Shares and warrants to purchase up to 85,772,489 Class A Ordinary Shares (214,431,222 Class A Ordinary Shares and warrants to purchase up to 428,862,444 Class A Ordinary Shares, respectively, prior to giving effect to the Share Consolidation at a ratio of 5-for-1 on August 3, 2026), for aggregate gross proceeds of US$80,000,000, in reliance on the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). On July 19, 2026, the Company entered into Warrant Amendment Agreements with the holders of the warrants and, on the same date, all holders exercised their warrants in full on a cashless basis. On July 20, 2026, the Company issued 72,106,886 Class A Ordinary Shares (360,534,431 Class A Ordinary Shares prior to giving effect to the Share Consolidation at a ratio of 5-for-1 on August 3, 2026) upon such exercise in reliance on the exemptions from registration provided by Section 3(a)(9) and Section 4(a)(2) of the Securities Act. These transactions were previously reported in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 13, 2026 and July 20, 2026, respectively.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

During the fiscal quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Outstanding Shares and Public Float

As of October 13, 2026, the Company had a total of 123,706,506 ordinary shares outstanding, consisting of 121,706,506 Class A Ordinary Shares and 2,000,000 Class B Ordinary Shares (after giving effect to share consolidation at a ratio of 5-for-1 on August 3, 2026). Of the outstanding Class A Ordinary Shares, 100,867,842 Class A Ordinary Shares were non-restricted shares held by non-affiliates, representing the Company’s free public float, and 20,838,664 Class A Ordinary Shares were restricted securities or were held by affiliates of the Company. All of the outstanding Class B Ordinary Shares are held by Ms. Junli Yang, the Chairwoman of the Company’s board of directors.

Item 6 - Exhibits

Exhibit No.	Description
3.1	Fourth Amended and Restated Memorandum and Articles of Association of the Company, effective August 3, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2026).
4.1	Form of Warrant to Purchase Class A Ordinary Shares, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2026).
10.1	Form of Warrant Amendment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2026).
10.2†	Amended Appointment Letter, dated September 25, 2026, between the Company and Anthony S. Chan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2026).
10.3†	Amended Appointment Letter, dated September 25, 2026, between the Company and Mau Chung Ng (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2026).
10.4†	Amended Appointment Letter, dated September 25, 2026, between the Company and Mei Cai (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2026).
31.1*	Section 302 Certification by Co-Chief Executive Officer (Ka Fai Yuen).
31.2*	Section 302 Certification by Co-Chief Executive Officer (Hoi Ling Jennifer Tam).
31.3*	Section 302 Certification by Chief Financial Officer (Principal Financial and Accounting Officer).
32.1**	Section 906 Certification by Co-Chief Executive Officers and Chief Financial Officer.
101.INS**	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith

**	Furnished herewith

†	Indicates management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended September 30, 2026 and 2025, (ii) Condensed Consolidated Balance Sheets as of September 30, 2026 and March 31, 2026, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended September 30, 2026 and 2025 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOP FINANCIAL GROUP LIMITED

Dated: October 28, 2026	By.	/s/ Ka Fai Yuen
Ka Fai Yuen
Co-Chief Executive Officer (Principal Executive Officer)

Dated: October 28, 2026	By.	/s/ Hoi Ling Jennifer Tam
Hoi Ling Jennifer Tam
Co-Chief Executive Officer (Principal Executive Officer)

Dated: October 28, 2026	By.	/s/ Yung Yung Lo
Yung Yung Lo
Chief Financial Officer (Principal Financial and Accounting Officer)

